Form 10-Q
period 1996-12-31
NU PIZZA HOLDING CORP
filed 1997-02-12
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


[x ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1996.
                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from __________ to __________.

Commission file number   0-19522


                         N.U. PIZZA HOLDING CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                               95-3656327
-------------------------------                              ------------------
(State or other jurisdiction of                             ( I.R.S. Employer
 incorporation or organization)                              Identification No.)

15414 Cabrito Avenue,        Suite A       Van Nuys, California      91406-1419
---------------------        -------       --------------------      ----------
                    (Address of principal executive offices)

                                 (818) 779-8600
                   -------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              [x] Yes           [ ] No


As of December 31, 1996 there were 30,339,008 shares of Common Stock outstanding. Par value is $.001.

                          PART I - FINANCIAL STATEMENTS
                 N.U. Pizza Holding Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                     ASSETS

                                                                   December 31,            June 30,
                                                                       1996                  1996
                                                                    Unaudited              Audited
                                                              -------------------    -------------------
Current Assets:
     Cash and Cash Equivalents                                          $353,200               $255,100
     Restricted Cash                                                       7,400                 44,900
     Franchisee Advertising Receivable                                    64,100                 70,600
     Receivables, net of allowance for doubtful
       accounts of $48,000                                                84,000                 80,200
     Current Portion of Notes Receivable, net
       of allowance for possible future losses
       of $547,300                                                       254,000                254,800
     Inventories                                                          20,200                 16,800
     Prepaid Expenses                                                     39,500                 74,800
                                                                      ----------             ----------

                  Total Current Assets                                   822,400                797,200
                                                                      ----------             ----------

Other Assets:
     Notes Receivable, net of
       current portion                                                   323,300                329,400
     Intangibles, net of accumulated amortization
       of $210,000 and $180,000 respectively                              90,000                120,000
     Deposits and Other Assets                                            37,000                 21,800
                                                                      ----------             ----------

                                                                         450,300                471,200
                                                                      ----------             ----------

Leasehold Improvements, Property and
     Equipment and Construction in Progress, net of
     accumulated depreciation and amortization of
     $366,800 and $254,000, respectively                               1,500,800              1,611,900
                                                                      ----------             ----------
                                                                      $2,773,500             $2,880,300
                                                                      ==========             ==========










   See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                 N.U. Pizza Holding Corporation and Subsidiaries
                           Consolidated Balance Sheets



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             December 31,            June 30,
                                                                                1996                   1996
                                                                              Unaudited              Audited
                                                                            -------------          -------------
Current Liabilities:
     Current Portion of Long- Term Debt                                         428,400                631,100
     Accounts Payable and Accrued Expenses                                      485,400                576,400
     Accrued Franchise Advertising                                               75,900                115,500
     Current Portion-Accrued Litigation
     Settlement                                                                  50,000                 50,000
     Income Taxes Payable                                                         2,400                      0
     Loans Payable to Officer                                                    18,300                  3,300
                                                                              ---------             ----------
                  Total Current Liabilities                                   1,060,400              1,376,300

    Long-Term Debt, net of current
     portion                                                                    230,700                338,000
     Accrued Litigation Settlement, net of
     current portion                                                            343,300                445,800
     Deferred Franchise Fee Income                                              137,900                164,900
                                                                              ---------             ----------
                                                                              1,772,300              2,325,000
                                                                              ---------             ----------

Stockholders' Equity:
    Preferred Stock, Series B, $.10 par value per share,
     authorized 10,000,000 shares, 80,000 shares issued
     and outstanding (aggregate liquidation preference $400,000)                  8,000                  8,000
     Preferred Stock, Series C, $.10 par value per
       share, authorized 44,000 shares, 44,000
       shares issued and outstanding (aggregate
       liquidation preference $220,000)                                           4,400                  4,400
     Common Stock $.001 par value per
       share, authorized  50,000,000 shares,
       issued, subscribed and outstanding
       30,339,008 and 24,039,008, respectively                                   30,300                 24,000
     Additional Paid-in Capital                                               5,922,900              5,429,200
     Notes Receivable Arising from Stock
      Purchase Agreements                                                      (435,000)              (350,000)
     Accumulated Deficit                                                     (4,529,400)            (4,560,300)
                                                                              ---------             ----------
                                                                              1,001,200                555,300
                                                                              ---------             ----------
                                                                             $2,773,500             $2,880,300
                                                                             ==========             ==========


   See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                 N.U. Pizza Holding Corporation and Subsidiaries
          Consolidated Statements of Operations and Accumulated Deficit
                                   (Unaudited)

                                                          Three Months Ended                          Six Months Ended
                                                             December 31,                                December 31,
                                                ---------------------------------------    ---------------------------------------
FRANCHISE OPERATIONS:                                         Unaudited                                  Unaudited
REVENUES:                                           1996                   1995                   1996                    1995
                                                ----------------    -------------------    ----------------    -------------------
     Initial Franchise Fees                           $  38,500               $ 13,500             $52,000                $32,000
     Royalties                                          135,500                222,900             257,900                375,000
     Rental Income                                       41,800                 47,800              98,200                 95,000
     Interest Income                                     11,800                  6,900              21,200                 18,200
     Rebate Income                                       50,600                 35,000              93,500                 72,600
     Gain (Loss) on Sales of Rest.and Equip.                  0                 27,000                   0               (145,000)
     Forgiveness of Debt Income                               0                141,700                   0                141,700
     Other Income                                           100                      0              19,600                  6,100
                                                  -------------          -------------       -------------          -------------
                                                        278,300                494,800             542,400                595,600
                                                  -------------          -------------       -------------          -------------
COSTS AND EXPENSES:
     Rent                                                50,500                118,300             115,300                172,600
     General and Administrative                         214,400                265,900             381,500                494,300
     Interest Expense                                     8,000                 15,000              18,100                 24,900
                                                  -------------          -------------       -------------          -------------
                                                        272,900                399,200             514,900                691,800
                                                  -------------          -------------       -------------          -------------

     Franchise Operating Income (Loss)                    5,400                 95,600              27,500                (96,200)
                                                  -------------          -------------       -------------          -------------

COMPANY-OWNED RESTAURANT
     OPERATIONS:
     Sales                                              401,300                  4,600             753,800                254,800
                                                  -------------          -------------       -------------          -------------

COSTS AND EXPENSES:
     Cost of Sales                                      111,800                  1,600             219,200                 84,000
     Operating                                          301,200                  1,100             444,500                178,700
     General and Administrative                         (34,700)                12,500              84,300                 87,800
                                                  -------------          -------------       -------------          -------------
                                                        378,300                 15,200             748,000                350,500
                                                  -------------          -------------       -------------          -------------

  Company-Owned Restaurant Income(Loss)                  23,000                (10,600)              5,800                (95,700)
                                                  -------------          -------------       -------------          -------------

Income(Loss) Before Income Tax
     Provision                                           28,400                 85,000              33,300               (191,900)

     Income Tax Provision                                     0                      0               2,400                    800
                                                  -------------          -------------       -------------          -------------

     Net Income (loss)                              $   28,400             $   85,000              30,900               (192,700)
                                                  =============          =============       =============          =============

     Accumulated Deficit, Beginning of Period                                                   (4,560,300)            (3,286,500)
                                                                                             -------------          -------------

     Accumulated Deficit, End of Period                                                        ($4,529,400)           ($3,479,200)
                                                                                             =============          =============


     Net Income (loss) per Share                          0.00                    0.01               0.00                  (0.01)
                                                  =============           =============      =============          =============

     Weighted average number of shares
         outstanding                                 29,486,834              15,421,590         25,986,834              15,163,791
                                                  =============           =============      =============           =============




   See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                 N.U. Pizza Holding Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                              December 31,              December 31,
                                                                                 1996                       1995
                                                                              -------------              -----------
                                                                               Unaudited                  Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net Income (Loss)                                                       $ 30,900                 ($192,700)
                                                                               -----------               -----------
          Adjustments to reconcile net income (loss) to net
            cash provided (used) by operating activities:
          Non-cash items included in net income (loss):
              Depreciation and amortization                                        143,000                    74,500
              Loss on sale of restaurants and equipment                                  0                   145,000
              Realization of deferred license fee                                  (27,000)                  (27,000)
              Forgiveness of debt                                                        0                  (141,700)
          Changes in assets and liabilities:
            Receivables, net                                                       (53,000)                    4,200
            Inventories                                                             (3,400)                    3,100
            Prepaid expenses and other current assets                               35,300                    26,400
            Accounts payable and accrued expenses                                  (91,000)                   45,100
            Deposits                                                               (15,200)                   28,700
            Income taxes payable                                                     2,400                    (3,200)
                                                                               ------------              -----------
                      Total adjustments                                             (8,900)                  155,100
                                                                               -----------               -----------

          Net cash provided (used) by operating
            activities                                                              22,000                   (37,600)
                                                                               -----------               -----------

          CASH FLOWS FROM INVESTING ACTIVITIES:
            Collections received on notes receivable                                52,800                   202,600
            Capital expenditures                                                    (1,700)                   (1,000)
                                                                               -----------               -----------

          Net cash provided by investing
            activities                                                              51,100                   201,600
                                                                               -----------               -----------

          CASH FLOWS FROM FINANCING ACTIVITIES

            Increase (decrease) in loans payable to
            officer                                                                 15,000                  (146,000)
            Issuance of common stock                                               515,000                   133,600
            Principal payments on long-term liabilities                           (505,000)                  (59,600)
                                                                               -----------               -----------

          Net cash provided (used) by financing
            activities                                                              25,000                   (72,000)
                                                                               -----------               -----------

          NET INCREASE IN CASH                                                      98,100                    92,000
          CASH, beginning of period                                                255,100                    15,100
                                                                               -----------               -----------

          CASH, end of period                                                     $353,200                  $107,100
                                                                               ===========               ===========

               See accompanying notes to financial statements and
                management's discussion and analysis of financial
                       condition and results of operations

                 N.U. Pizza Holding Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Six Months Ended
                                                               December 31,               December 31,
                                                                   1996                       1995
                                                        -------------------------    ----------------------
SUPPLEMENTAL INFORMATION:                                       Unaudited                 Unaudited


Cash paid for interest, (net of                                   $8,000                    $24,900
    capitalized amounts)
Cash paid for taxes                                                 $800                     $3,200

NON-CASH TRANSACTIONS:

Notes receivables issued in exchange for accounts
    receivable.                                                  $68,900                         $0

Forgiveness of note receivable in exchange
    for payables reduction                                       $23,000                         $0

Notes receivables issued in exchange for fixed
    assets.                                                           $0                   $316,400

Forgiveness of receivables in exchange for
    fixed assets                                                      $0                   $103,000

Note receivable issued for stock                                      $0                   $310,000

Conversion of debt to equity                                          $0                   $150,200

Issuance of stock for future services                                 $0                    $24,800















               See accompanying notes to financial statements and
                management's discussion and analysis of financial
                       condition and results of operations

                 N.U. Pizza Holding Corporation and Subsidiaries

                          Notes to Financial Statements
                   Six Months Ended December 31, 1996 and 1995

                                   (Unaudited)

In the opinion of the management of N.U. Pizza Holding Corporation and Subsidiaries (the "Company"), the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1996 and the results of its operations and changes in its cash flows for the three and six month periods presented.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes.

These unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1996.

Note 1 - A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-K.

Note 2 -          Stockholders' Equity:

                  During the six months ended December 31, 1996, the Company raised $515,000 in capital via Regulation S and S-8 offerings; 1,000,000 shares of common stock were issued at $.07 per share, 1,800,000 shares of common stock were issued at $.10 per share and 3,500,000 shares of common stock were issued at $.10 per share in exchange for a subscription note receivable of $350,000. The Company collected $265,000 on this receivable and $85,000 remained uncollected at December 31, 1996. Additionally, a $350,000 subscription note receivable outstanding at June 30, 1996 remained uncollected for a total of $435,000 of subscription notes receivable at December 31, 1996.

Note 3 -          Litigation

                  An action was filed for breach of contract in October 1993 against the Company and its president. The matter arose out of a promissory note executed by the Company in 1991, in the original principal amount of $130,000 which was secured by a security agreement. The plaintiff alleged that the Company breached the security agreement and therefore the entire amount outstanding on the promissory note was accelerated and due in full. At an arbitration hearing in December 1995, the matter was resolved in favor of the Company. The Company was held not to be liable for any portion of the note.

                  A complaint was filed against the Company in July 1995 for $50,943 due on a promissory note and guarantees. The Company guaranteed a franchisee's note payments. The franchisee defaulted on payments under the promissory note due to the plaintiff beginning in April 1995 and continuing thereafter. The parties settled the matter. The Company agreed to pay the plaintiff the sum of $56,723 in monthly installments until paid in full.

                  An action was filed in October 1994 against the Company for breach of a settlement agreement. This matter arose out of the settlement of a previous lawsuit filed by the plaintiff against the Company in 1987. As part of that settlement, the Company entered into a written agreement with the plaintiff for the purchase and payment of merchandise. The plaintiff alleges that the Company breached that agreement by failing to purchase all the required items and also failed to pay for some items which were delivered under the settlement agreement. The Company contends that the plaintiff breached the settlement agreement. After a settlement conference was held, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,167 for a period of ten years commencing in June 1997 and to use the plaintiff as exclusive supplier of various paper products used by the Company and its franchisees in Numero Uno restaurants for a period of five years. Subsequently, the Company filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that the plaintiff violated terms of the settlement agreement. The Company intends to vigorously prosecute the matter in arbitration and expects to obtain a favorable ruling.

                  An action for breach of lease was filed against the Company in June 1995 by the landlord of premises leased by Numero Uno Takeout and Delivery, Inc. In March 1995, Numero Uno Takeout and Delivery, Inc. vacated the premises. The plaintiffs sought rent in the sum of $20,512 and other amounts for damages according to proof. Numero Uno Takeout and Delivery, Inc. is a defunct entity. There was no contractual liability on behalf of the Company.

                  The Company answered the complaint in August 1995 and an arbitration hearing was held in June 1996. Thereafter, the arbitrator awarded plaintiffs the sum of $31,781.

                  An action was filed against the Company in August 1995 alleging breach of contract arising out of a lease agreement entered into in June 1990. The plaintiffs sued for back rent and other damages. The parties agreed to settle the matter by the Company paying the plaintiffs $12,913. The settlement was paid in full in March 1996.

                  A suit was filed by a former franchisee against the Company in November 1994 alleging breach of contract and various other causes of action. The Company filed a cross-complaint for amounts owing on a note by the plaintiff under the franchise agreement. The case is scheduled for mediation on February 13, 1997. The restaurant is closed and the plaintiff would like to get out of the long term lease which has another nine years to run. In addition, the plaintiff franchisee owes the Company approximately $150,000 in royalties and advertising fees. The Company believes the matter will eventually be settled with the plaintiff on terms favorable to the Company.

                  An action for breach of contract and foreclosure of mechanics lien was filed in September 1995 against the Company. The dispute centers around a parcel of real property for which the Company contracted with the plaintiff to perform improvements. The plaintiff sought $15,764, the outstanding balance owed on the contract. The matter was settled with the Company agreeing to pay the plaintiff $15,129 in monthly installments of $500 until paid in full.

                  In July 1995, an action was filed against the Company for outstanding amounts due on a promissory note. The Company settled the matter in April 1996 and paid the plaintiffs $96,000.

                  An action was filed in November 1995 against the Company for unlawful detainer for one of the Numero Uno restaurant locations. The landlord (plaintiff) sought approximately $58,000 in past due rent. The matter was settled with the Company agreeing to pay $30,000 in monthly installments for prior rent arrearages. The Company also entered into a new lease agreement for the premises. Upon payment in full, the plaintiff agreed to dismiss the action.

                  An action was filed in September 1995 against the Company for breach of a promissory note and security agreement. The plaintiffs allege that the Company defaulted on amounts owing them in the sum of $77,917. The Company settled the matter and agreed to pay the sum requested by the plaintiffs. The Company paid $14,000 initially and will make monthly payments of $2,500 until the entire balance is paid in full.

                  An action was filed in September 1995 against the Company for breach of contract for the failure of Numero Uno Takeout and Delivery, Inc. to make payments on a promissory note. The plaintiffs sought $12,604. The Company subsequently made a settlement offer to the plaintiffs but the plaintiffs' counsel has not pursued settlement. Currently, the case is dormant. The Company believes the matter will eventually be settled for no more than the balance due on the original promissory note.

                  A complaint was filed by the Company in January 1996 for damages and injunctive relief for service mark infringement, unfair competition and breach of contract. One of the defendants, a former franchisee of the Company, sold his restaurant to the remaining defendants. Specifically excluded from the assets sold to the defendants was the right to use the name Numero Uno. The defendants continued to use the name and other trademarks. The Court held the defendants in contempt, issued a bench warrant and ordered the defendants to appear again in April 1996. The defendants have yet to appear before the Court and the Company intends to file a Request for Default Judgment in the near future.


Note 4 -          Reclassification of Prior Year's Amounts

                  Certain reclassification have been made in the December 31, 1995 financial statements to conform to the classifications used in the December 31, 1996 presentation.

Note 5 -  Subsequent Event

          On January 7, 1997, the Company finalized an Asset Purchase Agreement whereby, it acquired certain assets from the DAS Group, Inc., the owner of an Oregon restaurant chain known as Oregon's Original Sandwich Express and Bakery ("Sandwich Express") for consideration of $200,000 in cash. Upon the closing of the Agreement, the Company contributed the $200,000 of assets purchased from the DAS Group, Inc. to its wholly-owned subsidiary, Formaggi Inc., a recently organized corporation, in exchange for 2,000,000 shares of Formaggi Inc.'s common stock.

Note 6 -  Income Taxes

          The Company's income tax provisions for the three month periods ended December 31, 1996 and 1995 and the six month period ended December 31, 1996 have been reduced by the utilization of net operating loss carryforwards. The Company would have been required to pay additional income taxes in these periods had it not been able to utilize these carryforwards.


                                     PART I


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Six Months Ended December 31, 1996:

Liquidity and Capital Resources.

For the six months ended December 31, 1996, $22,000 of cash was provided by operating activities. The Company has attained satisfactory cash flows for the six months ended December 31, 1996 by raising $250,000 via Regulation S offerings and collecting $85,000 of subscriptions receivable generated primarily from S-8 offerings. Cash and cash equivalents at December 31, 1996 were $353,200.

Operating Activities.

Accounts receivable increased $3,800 to $84,000 at December 31, 1996 primarily because franchisees have had continued difficulty making royalty payments in a timely manner. Past due royalties of $49,200 were converted to notes receivable during the six months ended December 31, 1996.

Inventories increased $3,400 to $20,200 at December 31, 1996 due to the completion and opening of a restaurant location that was under construction at June 30, 1996.

Prepaid expenses decreased $35,300 to $39,500 at December 31, 1996. This decrease is primarily due to the expiration of $21,400 in prepaid legal fees at June 30, 1996.

Deposits increased $15,200 to $37,000 at December 31, 1996 due to the payment of a rent deposit on one of the restaurants purchased in June 1996.

Accounts payable and accrued expenses decreased $91,000 to $485,400 at December 31, 1996 due to the increased payment of outstanding trade payables.

Deferred license fees of $27,000 were recognized as income during the six months ended December 31, 1996.

Accrued franchise advertising payable decreased $39,600 to $75,900 at December 31, 1996. This decrease is primarily due to the franchisee advertising fees receivable that were converted to note receivable. Correspondingly, restricted cash and franchise advertising receivable have also decreased $44,000 to $7,400 and $64,100, respectively, at December 31, 1996.

Investing Activities.

Notes receivable decreased $6,900 to $577,300 at December 31, 1996. The Company received $52,800 of principal payments on outstanding amounts due, converted $68,900 of royalties and franchise advertising fees receivable to notes receivable and reduced its payables in the amount of $23,000 in exchange for the cancellation of a note receivable from a franchisee.

Net leasehold improvements and equipment decreased $111,100 to $1,500,800 at December 31, 1996. The decrease is due primarily to depreciation and amortization of $112,800 and an offsetting increase attributed to equipment purchases of $1,700.

Financing Activities.

Long-term debt decreased $295,000 to $677,400 and accrued litigation settlement decreased $102,500 to $393,300 at December 31, 1996. The Company made principal payments on outstanding debt of $505,000 which were offset by an increase of $15,000 to loans payable to an officer.

Common stock and additional paid-in capital increased $6,300 and $493,700, respectively, to $30,300 and $5,922,900, respectively, at December 31, 1996 due to the issuance of common stock via Regulation S and S-8 offerings and collections on subscriptions receivable that were outstanding at June 30, 1996.


Results of Operations.

Six Months Ended December 31, 1996 as Compared to Six Months Ended December 31, 1995.

Franchise Operations.

The Company recognized $52,000 of the licensing fees from international license contracts during the six months ended December 31, 1996. This is a $20,000 (62.5%) increase from license fees recognized during the six months ended December 31, 1995. This increase is due primarily to the opening of the first franchised restaurant in Indonesia in December 1996.

For the six months ended December 31, 1996, the Company had royalty income of $257,900, a $117,100 (31.2%) decrease from royalty income recognized of $375,000 for the six months ended December 31, 1995. The decrease was due to a continued decline in system-wide sales and the conversion of three franchises into Company-owned restaurants at the end of the fiscal 1996 from which the Company no longer receives royalties.

Rental income for the six months ended December 31, 1996 increased slightly by $3,200 (3.4%) to $98,200 compared to $95,000 for the six months ended December 31, 1995. This increase is due to increased rental receipts from franchisees who pay their rent to the Company, who in turn, pays rent directly to the landlord.

Interest income increased during the six months ended December 31, 1996 to $21,200, a $3,000 (16.5%) increase compared to $18,200 earned during the six months ended December 31, 1995. This increase is due to the successful collection of notes receivable as it is the Company's policy to not accrue interest income on notes receivable that are six months or more past due.

Rebate income from suppliers for the six months ended December 31, 1996 was $93,500, a $20,900 (28.8%) increase from rebate income of $72,600 for the six months ended December 31, 1995. This increase is due to the Company's negotiation with one its major paper goods suppliers to receive a rebate on all pizza boxes purchased on a system-wide basis.

Miscellaneous income increased $13,500 (221.3%) to $19,600 during the six months ended December 31, 1996 compared to $6,100 during the six months ended December 31, 1995. This increase is due to a franchisee who sold his restaurant and paid the Company past due collections from charges which totaled $13,500.

Rent expense decreased $57,300 (33.2%) to $115,300 during the six months ended December 31, 1996 compared to $172,600 for the six months ended December 31, 1995. This decrease is due to monthly charges that were assumed and paid by franchisees which were previously paid by the Company.

General and administrative expenses for the six months ended December 31, 1996 decreased $112,800 (22.8%) to $381,500 compare to $494,300 during the six months ended December 31, 1995. This decrease is due primarily to an overall reduction in administrative and management staff.

Interest expense for the six months ended December 31, 1996 decreased $6,800 (27.3%) compared to $24,900 for the six months ended December 31, 1995. This decrease is primarily due to the continued reduction in notes payable.

Company-owned Restaurant Operations.

Company-owned restaurant revenues increased $499,000 (195.8%) to $753,800 during the six months ended December 31, 1996 compared to $254,800 during the six months ended December 31, 1995.

Overall company-owned restaurant expenses increased $397,500 (113.4%) to $748,000 during the six months ended December 31, 1996 compared to $350,500 during the six months ended December 31, 1995. These increases are due to the purchase of three existing franchises and the opening of one constructed restaurant which were acquired at the end of fiscal 1996.


Three Months Ended December 31, 1996 as Compared to Three Months
Ended December 31, 1995.

Franchise Operations.

The Company recognized $38,500 of the licensing fees from international license contracts during the three months ended December 31, 1996. This is a $25,000 (185.2%) increase from license fees recognized during the three months ended December 31, 1995. This increase is due to the opening of the first franchised restaurant in Indonesia in December 1996.

For the three months ended December 31, 1996, the Company had royalty income of $135,500, a $87,400 (39.2%) decrease from royalty income of $222,900 for the three months ended December 31, 1995. The decrease was due to a continued decline in system-wide sales and the conversion of three franchises into Company-owned restaurants at the end of the fiscal 1996 from which the Company no longer receives royalties.

Rental income for the three months ended December 31, 1996 decreased by $6,000 (12.6%) to $41,800 compared to $47,800 for the three months ended December 31, 1995. Rental expense for the three months ended December 31, 1996 decreased $67,800 (57.3%) to $50,500 compared to $118,300 during the three months ended December 31, 1995. These decreases are due to the Company's franchisees having negotiated their own leases directly with the landlords instead of paying rent through the Company. Historically, the Company's only source of rental income was from franchisees who purchased restaurants that were previously owned by the Company. The Company, who remained obligated on the leases, would collect rent from the franchisees (sublesees) and pay it directly to the landlord. This trend is expected to continue in future periods as franchisees negotiate their own leases directly with lessors.

Interest income increased during the three months ended December 31, 1996 to $11,800, a $4,900 (71.0%) increase compared to $6,900 earned during the three months ended December 31, 1995. This increase is due to the successful collection of notes receivable as it is the Company's policy to not accrue interest income on notes receivable that are six months or more past due.

Rebate income from suppliers for the three months ended December 31, 1996 was $50,600, a $15,600 (44.6%) increase from rebate income of $35,000 for the three months ended December 31, 1995. This increase is due to the Company's negotiation with one its major paper goods suppliers to receive a rebate on all pizza boxes purchased on a system-wide basis.

General and administrative expenses for the three months ended December 31, 1996 decreased $51,500 (19.4%) to $214,400 compared to $265,900 during the three months ended December 31, 1995. This decrease is due primarily to an overall reduction in administrative and management staff.

Interest expense for the three months ended December 31, 1996 decreased $7,000 (46.7%) compared to $15,000 for the three months ended December 31, 1995. This decrease is primarily due to the continued reduction in notes payable.

Company-owned Restaurant Operations.

Company-owned restaurant revenues increased $396,700 (862.4%) to $401,300 during the three months ended December 31, 1996 compared to $4,600 during the three months ended December 31, 1995. Overall company-owned restaurant expenses increased $363,100 (238.9%) to $378,300 during the three months ended December 31, 1996 compared to $15,200 during the three months ended December 31, 1995. These increases are due to the purchase of three existing franchises and the opening of one constructed restaurant which were acquired at the end of fiscal 1996.

Management Discussion.

During the six months ended December 31, 1996, the Company had continued success with its short-term strategic plans implemented during the year ended June 30, 1996.

Those plans included reducing negative cash flow, disposing of unprofitable and under-performing Company-owned restaurants, and strengthening the financial position of the Company through the payment of most long-term debt obligations or converting such long-term debt to equity.

The Company in now concentrating its efforts to develop the Numero Uno concept of the future and to achieve rapid growth through enhanced revenues and profitability.

In order to accomplish these goals, the Company purchased and remodeled three existing Numero Uno franchised restaurants at the end of fiscal 1996 and constructed a fourth restaurant which opened recently. These restaurants are generating profits and are meeting the Company's sales projections.

On January 7, 1997, the Company purchased certain assets from the DAS Group, Inc., the owner of an Oregon restaurant chain known as Oregon's Original Sandwich Express and Bakery ("Sandwich Express") for consideration of $200,000 in cash. The Company transferred these assets to its recently organized subsidiary, Formaggi Inc., for 2,000,000 shares of Formaggi Inc's., common stock.

Formaggi Inc. intends to retrofit the Sandwich Express chain into a new dual concept. The concept will be a limited service, waiter assisted, sit-down restaurant featuring Numero Uno's award winning thick and thin pizza, pastas and salads, as well as specialty sandwiches and bread products. This represents an excellent opportunity to increase sales as 80% of Sandwich Express's business is derived from lunch business and approximately 80% of Numero Uno's business is derived from evening business. Furthermore, the menus complement each other as Numero Uno's cuisine appeals to customers during the Spring, Fall and Winter months and Sandwich Express's fare is popular during the Spring and Summer months.

The name for the new concept has already been registered and the prototype plan developed. Management believes that the revenues of the acquired Sandwich Express restaurants will increase dramatically and that the new concept will generate sales in excess of industry averages. The Company intends to begin developing Company-owned restaurants and to sell individual and territorial franchises outside the State of California hopefully in 1997.

The international marketplace is growing very rapidly and the Company continues to have ten franchisees open and operating in South Korea, four in Kuwait and one in China.

A franchise opened in Indonesia in December 1996 and four additional franchises in South Korea and two in Kuwait are expected to open within the next six months. In addition, the Company has entered into a license agreement for the Philippines requiring six restaurants to be opened during the next thirty-six months.

The new Company-owned restaurants, the acquisition of Sandwich Express and the rapidly expanding international marketplace leads management to believe that the Company will have profitable operations in the year ending June 30, 1997.

Management continues to believe that the Company is in the best position that it has been in since the late 1980s.





PART II - OTHER INFORMATION

Item 1 -          None

Item 2 -          None

Item 3 -          None

Item 4 -          None

Item 5 -          None

Item 6 -          Exhibits and Reports on Form 8-K

                  a)       Exhibits - none

                  b) No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Van Nuys, State of California on February 11, 1997.




N.U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES



By:      /s/
         --------------------------------------------------
         Ronald J. Gelet, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/                                                   Dated:
---------------------------------------                     --------------------
Ronald J. Gelet
Director, President, Chief Executive
Officer, Chief Financial and
Accounting Officer


/s/                                                   Dated:
---------------------------------------                     --------------------
Gloria Gelet
Director



/s/                                                   Dated:
---------------------------------------                     --------------------
Jane Yennie
Controller

/s/                                                   Dated:
---------------------------------------                     --------------------
Dan Rouse
Director