Form 10-Q
period 1997-03-31
N U PIZZA HOLDING CORP
filed 1997-05-12
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended March 31, 1997.

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition period from ______ to ______.

Commission file number   0-19522


                         N.U. PIZZA HOLDING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       95-3656327
 --------------------------------                    -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification No.)


    16800 Devonshire Street,  Suite 305  Granada Hills, California      91344
    -------------------------------------------------------------------------
                (Address of principal executive offices)

                                 (818) 368-2616
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         15414 Cabrito Avenue, Suite A, Van Nuys, California 91406-1419
         --------------------------------------------------------------
                  Former address, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       [x] Yes           [ ] No

As of March 31, 1997 there were 31,139,008 shares of Common Stock outstanding. Par value is $.001.

                          PART I - FINANCIAL STATEMENTS
                 N.U. Pizza Holding Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                     ASSETS

                                                                  March 31,          June 30,
                                                                    1997               1996
                                                                  Unaudited           Audited
                                                                 -----------        ----------
Current Assets:
     Cash and Cash Equivalents                                   $   77,600         $  255,100
     Restricted Cash                                                 13,400             44,900
     Franchisee Advertising Receivable                               59,200             70,600
     Receivables, net of allowance for doubtful
       accounts of $48,000                                          177,200             80,200
     Current Portion of Notes Receivable, net
      of allowance for possible future losses
      of $547,300                                                   258,400            254,800
     Inventories                                                     25,500             16,800
     Prepaid Expenses                                                67,100             74,800
                                                                 ----------         ----------
                  Total Current Assets                              678,400            797,200
                                                                 ----------         ----------
Other Assets:
     Notes Receivable, net of
       current portion                                              498,300            329,400
     Intangibles, net of accumulated amortization
       of $230,200 and $180,000, respectively                       269,800            120,000
     Deposits and Other Assets                                       39,400             21,800
                                                                 ----------         ----------
                                                                    807,500            471,200
                                                                 ----------         ----------
Leasehold Improvements,  Property and
     Equipment and Construction in Progress, net of
     accumulated depreciation and amortization of
     $340,200 and $254,000, respectively                          1,301,200          1,611,900
                                                                 ----------         ----------
                                                                 $2,787,100         $2,880,300
                                                                 ==========         ==========




   See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                 N.U. Pizza Holding Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

                                                                  March 31,          June 30,
                                                                    1997               1996
                                                                  Unaudited           Audited
                                                                 -----------        ----------
Current Liabilities:
     Current Portion of Long-Term  Debt                          $   428,400        $   631,100
     Accounts Payable and Accrued Expenses                           503,900            576,400
     Accrued Franchise Advertising                                    72,600            115,500
     Current Portion-Accrued Litigation
     Settlement                                                       50,000             50,000
     Loans Payable to Officer                                         50,600              3,300
                                                                ------------        -----------
                  Total Current Liabilities                        1,105,500          1,376,300

    Long-Term Debt, net of current
     portion                                                         199,100            338,000
     Accrued Litigation Settlement, net of
     current portion                                                 336,000            445,800
     Deferred Franchise Fee Income                                    99,400            164,900
                                                                ------------        -----------
                                                                   1,740,000          2,325,000
                                                                ------------        -----------

Stockholders' Equity:
    Preferred Stock, Series B, $.10 par value per share,
     authorized 10,000,000 shares, 80,000 shares issued
     and outstanding(aggregate liquidation preference
     $400,000)                                                         8,000              8,000
     Preferred Stock, Series C, $.10 par value per
       share, authorized 44,000 shares, 44,000
       shares issued and outstanding (aggregate
       liquidation preference $220,000)                                4,400              4,400
     Common Stock $.001 par value per
       share, authorized  50,000,000 shares,
       issued, subscribed and outstanding
      31,139,008 and 24,039,008 shares, respectively                  31,100             24,000
     Additional Paid-in Capital                                    5,989,000          5,429,200
     Notes Receivable Arising from Stock
      Purchase Agreements                                           (487,000)          (350,000)
     Accumulated Deficit                                          (4,498,400)        (4,560,300)
                                                                 -----------        -----------
                                                                   1,047,100            555,300
                                                                 -----------        -----------
                                                                 $ 2,787,100        $ 2,880,300
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

                 N.U. Pizza Holding Corporation and Subsidiaries
          Consolidated Statements of Operations and Accumulated Deficit
                                   (Unaudited)

                                                                        Three Months Ended            Nine Months Ended
                                                                             March 31,                    March 31,
                                                                   ---------------------------------------------------------
                                                                             Unaudited                    Unaudited
                                                                       1997            1996            1997          1996
                                                                   ------------    ------------   -----------    -----------
FRANCHISE OPERATIONS:
REVENUES:

     Initial Franchise Fees                                             38,500      $    13,500    $   90,500     $   45,500
     Royalties                                                         144,600          151,400       402,500        526,400
     Rental Income                                                      42,000           27,800       140,200        122,800
     Interest Income                                                     9,100            9,800        30,300         28,000
     Rebate Income                                                      36,800           36,300       130,300        108,900
    Gain (Loss) on Sales of Rest.and Equip.                             70,200           (3,900)       70,200       (148,900)
     Forgiveness of Debt Income                                              0           29,500             0        171,200
     Other Income                                                       29,200            6,800        48,800         12,900
                                                                   -----------      -----------    ----------     ----------
                                                                       370,400          271,200       912,800        866,800
                                                                   -----------      -----------    ----------     ----------
COSTS AND EXPENSES:
     Rent                                                              198,500           37,900       313,800        210,500
     General and Administrative                                        178,200          195,700       559,700        688,400
     Interest Expense                                                    9,000           14,200        27,100         39,100
                                                                   -----------      -----------    ----------     ----------
                                                                       385,700          247,800       900,600        938,000
                                                                   -----------      -----------    ----------     ----------
     Franchise Operating Income (Loss)                                 (15,300)          23,400        12,200        (71,200)
                                                                   -----------      -----------    ----------     ----------
COMPANY-OWNED RESTAURANT
     OPERATIONS:
     Sales                                                             473,200                0     1,227,000        254,800
                                                                   -----------      -----------    ----------     ----------
COSTS AND EXPENSES:
     Cost of Sales                                                     146,800                0       366,000         84,000
     Operating                                                         211,900                0       656,400        178,700
     General and Administrative                                         68,200                0       152,500         87,800
                                                                   -----------      -----------    ----------     ----------
                                                                       426,900                0     1,174,900        350,500
                                                                   -----------      -----------    ----------     ----------
  Company-Owned Restaurant Income(Loss)                                 46,300                0        52,100        (95,700)
                                                                   -----------      -----------    ----------     ----------
Income(Loss) Before Income Tax
     Provision                                                          31,000           23,400        64,300       (166,900)

     Income Tax Provision                                                    0                0         2,400          2,400
                                                                   -----------      -----------    ----------     ----------
      Net Income (loss)                                            $    31,000      $    23,400        61,900       (169,300)
                                                                   ===========      ===========

     Accumulated Deficit, Beginning of Period                                                      (4,560,300)    (3,286,500)
                                                                                                  -----------    -----------

     Accumulated Deficit, End of Period                                                           ($4,498,400)   ($3,455,800)
                                                                                                  ===========    ===========

      Net Income (loss) per Share                                        $0.00            $0.00         $0.00         ($0.01)
                                                                   ===========      ===========   ===========    ===========

     Weighted average number of shares
         outstanding                                                30,846,617       15,237,946    29,486,834     15,200,868
                                                                   ===========      ===========   ===========    ===========


   See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                 N.U. Pizza Holding Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                 Nine Months Ended
                                                                                            March 31,            March 31,
                                                                                              1997                 1996
                                                                                          -------------          ----------
                                                                                           Unaudited             Unaudited
  CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income (Loss)                                                               $  61,900              ($169,300)
                                                                                           ---------             ----------
           Adjustments to reconcile net income (loss) to net cash
             used by operating activities:
           Non-cash items included in net income (loss):
               Depreciation and amortization                                                 222,900                109,000
               (Gain) Loss on sale of restaurants and equipment                              (70,200)               148,900
                Realization of deferred license fee                                          (65,500)               (30,500)
                Forgiveness of debt                                                                0               (171,200)
           Changes in assets and liabilities:
             Receivables, net                                                               (165,900)               (63,900)
             Inventories                                                                      (8,700)                 3,100
             Prepaid expenses and other current assets                                        22,700                 25,000
             Accounts payable and accrued expenses                                           (49,500)                 9,900
             Deposits                                                                        (17,600)                28,700
             Income taxes payable                                                                  0                 (3,200)
                                                                                           ---------             ----------
                       Total adjustments                                                    (131,800)                55,800
                                                                                           ---------             ----------
           Net cash used by operating
             activities                                                                      (69,900)              (113,500)
                                                                                           ---------             ----------
           CASH FLOWS FROM INVESTING ACTIVITIES:
             Collections received on notes receivable                                         83,400                228,400
           Acquisition of DAS Group, Inc. assets                                            (200,000)                     0
             Capital expenditures                                                             (1,800)                (7,500)
                                                                                           ---------             ----------
           Net cash (used) provided by investing
             activities                                                                     (118,400)               220,900
                                                                                           ---------             ----------
           CASH FLOWS FROM FINANCING ACTIVITIES

              Increase (decrease) in loans payable to
              officer                                                                         47,300               (120,000)
              Issuance of common stock                                                       515,000                798,600
              Principal payments on long-term liabilities                                   (551,500)              (316,000)
                                                                                           ---------             ----------
           Net cash provided by financing
             activities                                                                       10,800                362,600
                                                                                           ---------             ----------
           NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (177,500)               470,000
           CASH AND CASH EQUIVALENTS, beginning of period                                    255,100                 15,100
                                                                                           ---------             ----------
           CASH AND CASH EQUIVALENTS, end of period                                        $  77,600             $  485,100
                                                                                           =========             ==========

   See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                 N.U. Pizza Holding Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                 Nine Months Ended
                                                                                            March 31,            March 31,
                                                                                              1997                 1996
                                                                                          -------------          ----------
                                                                                           Unaudited             Unaudited

        Cash paid for interest                                                             $  17,000              $  39,200

        Cash paid for taxes                                                                $     800              $   3,200

        NON-CASH TRANSACTIONS:

        Notes receivable issued in exchange for accounts
                 receivable.                                                               $  45,900              $       0

        Notes payable forgiven in exchange for
                 fixed assets.                                                             $       0              $  31,900

        Forgiveness of notes receivable in exchange
               for payables reduction                                                      $  23,000              $  11,800

        Notes receivable issued in exchange for fixed
                 assets.                                                                   $ 210,000              $ 284,500


        Note receivable issued for stock                                                   $ 402,000              $ 535,000

        Conversion of debt to equity                                                       $       0              $ 151,800

        Issuance of stock for future services                                              $  15,000              $  23,200

        Conversion of inventory to accounts
               receivable                                                                  $       0              $  25,700



   See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                 N.U. Pizza Holding Corporation and Subsidiaries

                          Notes to Financial Statements
                    Nine Months Ended March 31, 1997 and 1996

                                   (Unaudited)


In the opinion of the management of N.U. Pizza Holding Corporation and Subsidiaries (the "Company"), the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations and changes in its cash flows for the three and nine month periods presented.

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

The accompanying consolidated financial statements include the accounts of N.U. Pizza Holding Corporation and its wholly-owned subsidiaries, Numero Uno Franchise Corporation, Numero Uno, Inc., Westwood Pizzerias and Formaggi Inc. ("the Company") (Note 5). Intercompany transactions and balances have been eliminated in consolidation.

Note 2 -          Stockholders' Equity:

                  During the nine months ended March 31, 1997, the Company raised $515,000 in capital via Regulation S and S-8 offerings; 1,000,000 shares of common stock were issued at $.07 per share, 1,800,000 shares of common stock were issued at $.10 per share, 150,000 shares of common stock were issued at $.10 per share in exchange for $15,000 of future consulting services, 650,000 shares of common stock were issued at $.08 per share in exchange for a subscription note receivable of $52,000 and 3,500,000 shares of common stock were issued at $.10 per share in exchange for a subscription note receivable of $350,000. The Company collected $265,000 on this $350,000 receivable and $85,000 remained uncollected at March 31, 1997. Additionally, a $350,000 subscription note receivable outstanding at June 30, 1996 remained uncollected for a total of $487,000 of outstanding subscription notes receivable at March 31, 1997.

Note 3 -          Litigation

                  Pending

                  An action was filed in October 1994 against the Company for breach of a settlement agreement. This matter arose out of the settlement of a previous lawsuit filed by the plaintiff against the Company in 1987. As part of that settlement, the Company entered into a written agreement with the plaintiff for the purchase of and payment for merchandise. The plaintiff alleges that the Company breached that agreement by failing to purchase all the required items and also failed to pay for some items which were delivered under the settlement agreement. The Company contends that the plaintiff breached the settlement agreement. After a settlement conference was held, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,167 for a period of ten years commencing in June 1996 and to use the plaintiff as exclusive supplier of various paper products used by the Company and its franchisees in Numero Uno restaurants for a period of five years. Subsequently, the Company filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that the plaintiff violated terms of the settlement agreement. The Company intends to vigorously prosecute the matter in arbitration and expects to obtain a favorable ruling. The Company is currently paying the plaintiff $1,750 per month until the matter is resolved.


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


                  Settled


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

                  An action for breach of lease was filed against the Company in June 1995 by the landlord of premises leased by Numero Uno Takeout and Delivery, Inc. In March 1995, Numero Uno Takeout and Delivery, Inc. vacated the premises. The plaintiffs sought rent in the sum of $20,512 and other amounts for damages according to proof. Numero Uno Takeout and Delivery, Inc. is a defunct entity. There was no contractual liability on behalf of the Company. The Company answered the complaint in August 1995 and an arbitration hearing was held in June 1996. Thereafter, the arbitrator awarded plaintiffs the sum of $31,781. The Company did not agree with the award and requested a trial. The action was settled on March 12, 1997. The Company has agreed to pay the plaintiff $16,500 in monthly installments of $1,250.

                  An action was filed against the Company in August 1995 alleging breach of contract arising out of a lease agreement entered into in June 1990. The plaintiffs sued for back rent and other damages. The parties agreed to settle the matter by the Company paying the plaintiffs $12,913. The settlement was paid in full in March 1996.

                  A suit was filed by a former franchisee against the Company in November 1994 alleging breach of contract and various other causes of action. The Company filed a cross-complaint for amounts owing on a note by the plaintiff under the franchise agreement. The case was mediated on February 13, 1997 and was settled in March 1997 in favor of the Company. The plaintiff has agreed to pay the Company $30,000, in two installments of $15,000, beginning in April 1997.

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

Note 4 -          Reclassification of Prior Year's Amounts

                  Certain reclassifications have been made in the March 31, 1996 financial statements to conform to the classifications used in the March 31, 1997 presentation.


Note 5 -          Acquisition of Assets

                  On January 7, 1997, N.U. Pizza Holding Corporation finalized an Asset Purchase Agreement whereby it acquired certain assets from the DAS Group, Inc., the owner of an Oregon restaurant chain known as Oregon's Original Sandwich Express and Bakery ("Sandwich Express") for consideration of $200,000 in cash. Upon the closing of the Agreement, N.U. Pizza Holding Corporation contributed the $200,000 of assets purchased from the DAS Group, Inc. to its wholly-owned subsidiary, Formaggi Inc., a recently organized corporation, in exchange for 2,000,000 shares of Formaggi Inc.'s common stock.

Note 6 -          Income Taxes

                  The Company's income tax provisions for the three month periods ended March 31, 1997 and 1996 and the nine month period ended March 31, 1997 have been eliminated or reduced by the utilization of net operating loss carryforwards. The Company would have been required to pay additional income taxes in these periods had it not been able to utilize these carryforwards.


                                     PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended March 31, 1997:

Liquidity and Capital Resources.

For the nine months ended March 31, 1997, $69,900 of cash was used by operating activities; however, the Company has attained satisfactory cash flows for the nine months ended March 31, 1997 by raising $250,000 via Regulation S offerings and collecting $265,000 of subscriptions receivable generated primarily from S-8 offerings. Cash and cash equivalents at March 31, 1997 were $77,600.

Operating Activities.

Accounts receivable increased $97,000 to $177,200 at March 31, 1997 primarily because franchisees have had continued difficulty making royalty payments in a timely manner. Past due royalties of $45,900 were converted to notes receivable and $23,000 of notes receivable from franchisees were offset against accounts payable to franchisees during the nine months ended March 31, 1997.

Inventories increased $8,700 to $25,500 at March 31, 1997 due to the completion and opening of a restaurant location that was under construction at June 30, 1996 and the purchase of inventory at the Sandwich Express bakery.

Prepaid expenses decreased $7,700 to $67,100 at March 31, 1997. This decrease is primarily due to the expiration of $21,400 in prepaid legal fees at June 30, 1996 and an offsetting increase of $15,000 of prepaid consulting fees in exchange for 150,000 shares of common stock at $.10 per share.

Deposits increased $17,600 to $39,400 at March 31, 1997 due primarily to the payment of a rent deposit on one of the restaurants purchased in June 1996.

Accounts payable and accrued expenses decreased $72,500 to $503,900 at March 31, 1997 due to the increased payment of outstanding trade payables.

Deferred license fees of $65,500 were recognized as income during the nine months ended March 31, 1997.

Accrued franchise advertising payable decreased $42,900 to $72,600 at March 31, 1997. Correspondingly, restricted cash and franchise advertising receivable have also decreased $42,900 to $13,400 and $59,200, respectively at March 31, 1997.

Investing Activities.

Notes receivable increased $172,500 to $756,700 at March 31, 1997. The Company exchanged $210,000 of notes receivable for fixed assets, received $83,400 of principal payments on outstanding amounts due and converted $45,900 of royalties receivable to notes receivable.

In January 1997, the Company paid $200,000 to acquire certain assets of the DAS Group, Inc.

Net leasehold improvements, property and equipment and construction in progress decreased $310,700 to $1,301,200 at March 31, 1997.

The decrease is due primarily to depreciation and amortization of $172,700 and an offsetting increase attributed to equipment purchases of $1,800. The Company also issued $210,000 of notes receivable in exchange for the sale of restaurant equipment and leasehold improvements with a net book value of $139,800 resulting in a gain on the sale of $70,200.

Financing Activities.

Long-term debt decreased $341,600 to $627,500 and accrued litigation settlement decreased $109,800 to $386,000 at March 31, 1997. The Company made principal payments on outstanding debt of $551,500 which were offset by an increase of $47,300 in loans payable to an officer.

Common stock and additional paid-in capital increased $7,100 and $559,800, respectively, to $31,100 and $5,989,000, respectively, at March 31, 1997 due to the issuance of common stock via Regulation S and S-8 offerings and collections on subscriptions receivable that were outstanding at June 30, 1996.

Results of Operations.

Nine Months Ended March 31, 1997 as Compared to Nine Months Ended March 31,
1996.

Franchise Operations.

The Company recognized $90,500 of licensing fees from international license contracts during the nine months ended March 31, 1997. This is a $45,000 (98.9%) increase from license fees recognized during the nine months ended March 31, 1996. This increase is due primarily to the opening of the first franchised restaurant in Indonesia in December 1996.

For the nine months ended March 31, 1997, the Company earned royalty income of $402,500, a $123,900 (23.5%) decrease from royalty income earned of $526,400 for the nine months ended March 31, 1996. The decrease was due to a continued decline in system-wide sales and the conversion of three franchises into Company-owned restaurants in June 1996 from which the Company no longer receives royalties.

The overall decrease in royalty income was offset in part by the acquisition of Sandwich Express in January 1997. Royalties earned from new franchisees totaled $23,524 during the quarter ended March 31, 1997.

Rental income for the nine months ended March 31, 1997 increased $17,400 (14.2%) to $140,200 compared to $122,800 for the nine months ended March 31, 1996. This increase is due to increased rental receipts from franchisees who pay their rent to the Company who, in turn, pays rent directly to the landlord.

Interest income increased during the nine months ended March 31, 1997 to $30,300, a $2,300 (8.2%) increase compared to $28,000 earned during the nine months ended March 31, 1996. This increase is due to the successful collection of notes receivable as it is the Company's policy to not accrue interest income on notes receivable that are six months or more past due.

Rebate income earned from suppliers for the nine months ended March 31, 1997 was $130,300, a $21,400 (19.7%) increase from rebate income earned of $108,900 for the nine months ended March 31, 1996.

This increase is due to the Company's negotiation with one its major paper goods suppliers to receive a rebate on all pizza boxes purchased on a system-wide basis.

Other income increased $35,900 (278.3%) to $48,800 during the nine months ended March 31, 1997 compared to $12,900 during the nine months ended March 31, 1996. This increase is due in part to a franchisee who sold his restaurant and paid the Company past due charges which totaled $13,500. In addition, the Company had pizza sauce sales revenue and vending game income of approximately $22,400 for the nine months ended March 31, 1997.

Rent expense increased $103,300 (49.1%) to $313,800 during the nine months ended March 31, 1997 compared to $210,500 for the nine months ended March 31, 1996. This increase is due to increased rental receipts from franchisees who pay their rent to the Company who, in turn, pays rent directly to the landlord.

During the nine months ended March 31, 1996, the Company's rent expense was substantially reduced as a result of a lawsuit settlement. The Company was not required to make rental payments for a period of time. During the nine months ended March 31, 1997, the Company resumed its rental payments and opened four restaurant locations which increased its rent expense.

General and administrative expenses for the nine months ended March 31, 1997 decreased $128,700 (18.7%) to $559,700 compared to $688,400 during the nine months ended March 31, 1996. This decrease is due primarily to an overall reduction in administrative and management staff.

Interest expense for the nine months ended March 31, 1997 decreased $12,000 (30.7%) compared to $39,100 for the nine months ended March 31, 1996. This decrease is primarily due to the continued reduction in notes payable.

Company-owned Restaurant Operations.

Company-owned restaurant revenues increased $972,200 (381.6%) to $1,227,000 during the nine months ended March 31, 1997 compared to $254,800 during the nine months ended March 31, 1996.

Overall company-owned restaurant expenses increased $824,400 (235.2%) to $1,174,900 during the nine months ended March 31, 1997 compared to $350,500 during the nine months ended March 31, 1996.

These increases are due to the acquisition of Sandwich Express in January 1997 and purchase of three existing franchises and the opening of one constructed restaurant which were acquired at the end of the 1996 fiscal year.

During the nine months ended March 31, 1997, the Company had net income of $61,900 compared to a net loss of $169,300 for the nine months ended March 31, 1996.

Three Months Ended March 31, 1997 as Compared to Three Months Ended March 31, 1996.


Franchise Operations.

The Company recognized $38,500 of the licensing fees from international license contracts during the three months ended March 31, 1997. This is a $25,000 (185.2%) increase from license fees of $13,500 recognized during the three months ended March 31, 1996. This increase is due to the opening of the first franchised restaurant in Indonesia in December 1996.

For the three months ended March 31, 1997, the Company earned royalty income of $144,600, a $6,800 (4.5%) decrease from royalty income earned of $151,400 for the three months ended March 31, 1996. The decrease was due to a continued decline in system-wide sales and the conversion of three franchises into Company-owned restaurants at the end of the 1996 fiscal year from which the Company no longer receives royalties.

The overall decrease in royalty income was offset in part by the acquisition of Sandwich Express in January 1997. Royalties earned from new franchisees totaled $23,524 during the quarter ended March 31, 1997.

Rental income for the three months ended March 31, 1997 increased $14,200 (51.1%) to $42,000 compared to $27,800 for the three months ended March 31, 1996. Rental expense for the three months ended March 31, 1997 increased $160,600 (423.8%) to $198,500 compared to $37,900 during the three months ended March 31, 1996. The rental income increase is due to increased rental receipts from franchisees who pay their rent to the Company who, in turn, pays rent directly to the landlord.

During the three months ended March 31, 1996, the Company's rent expense was substantially reduced as a result of a lawsuit settlement. The Company was not required to make rental payments for a period of time.

During the three months ended March 31, 1997, the Company resumed its rental payments and had opened four restaurant locations which increased its rent expense.

Interest income decreased during the three months ended March 31, 1997 to $9,100, a $700 (7.1%) decrease compared to $9,800 earned during the three months ended March 31, 1996. This decrease is due to reduced note receivable collections during the current quarter and the Company's policy to not accrue interest income on notes receivable that are six months or more past due.

Rebate income from suppliers for the three months ended March 31, 1997 was $36,800, a $500 (1.4%) increase from rebate income of $36,300 earned for the three months ended March 31, 1996.

This increase is due to the Company's negotiation with one of its major paper goods suppliers to receive a rebate on all pizza boxes purchased on a system-wide basis.

Other income increased $22,400 (329.4%) to $29,200 during the three months ended March 31, 1997 compared to $6,800 during the three months ended March 31, 1996. This increase is due to pizza sauce sales revenue and vending game income earned of $22,400 during the quarter ended March 31, 1997.

General and administrative expenses for the three months ended March 31, 1997 decreased $17,500 (8.1%) to $178,200 compared to $195,700 during the three months ended March 31, 1996. This decrease is due primarily to an overall reduction in administrative and management staff.

Interest expense for the three months ended March 31, 1997 decreased $5,200 (36.6%) compared to $14,200 for the three months ended March 31, 1996. This decrease is primarily due to the continued reduction in notes payable.

Company-owned Restaurant Operations.

Company-owned restaurant revenues were $473,200 and overall Company-owned restaurant expenses were $426,900 for the three months ended March 31, 1997. There were no Company-owned restaurants during the three months ended March 31, 1996. These increases are due to the acquisition of Sandwich Express in January 1997 and the purchase of three existing franchises and the opening of one constructed restaurant which were acquired at the end of the 1996 fiscal year.

During the three months ended March 31, 1997, the Company had net income of $31,000 compared to net income of $23,400 for the three menths ended March 31, 1996.

Management Discussion.

During the nine months ended March 31, 1997, the Company had continued success with its short-term strategic plans implemented during the year ended June 30, 1996.

Those plans included reducing negative cash flow, disposing of unprofitable and under-performing Company-owned restaurants and strengthening the financial position of the Company through the payment of most long-term debt obligations or converting such long-term debt to equity.

The Company is now concentrating it efforts to develop the Numero Uno concept of the future and to achieve rapid growth through enhanced revenues and profitability.

In order to accomplish these goals, the Company purchased and remodeled three existing Numero Uno franchised restaurants at the end of the 1996 fiscal year and constructed a fourth restaurant. These restaurants are generating profits and are meeting the Company's sales projections.

On January 7, 1997, the N.U. Pizza Holding Corporation purchased certain assets from the DAS Group, Inc., the owner of an Oregon restaurant chain known as Oregon's Original Sandwich Express and Bakery ("Sandwich Express") for consideration of $200,000 in cash. N.U. Pizza Holding Corporation transferred these assets to its recently organized subsidiary, Formaggi Inc., for 2,000,000 shares of Formaggi Inc.'s common stock.

Formaggi Inc. owned and managed the operations of the Sandwich Express during the quarter ended March 31, 1997. During that period, Sandwich Express generated revenues of approximately $50,400 and showed a small operating loss of approximately $2,300. The operating loss resulted from high operating expenses that were incurred during the quarter due to the change in ownership of the Sandwich Express.

Formaggi Inc. is in the process of retrofiting the Sandwich Express chain into a new dual concept. The concept will be a limited service, waiter assisted, sit-down restaurant featuring Numero Uno's award winning thick and thin crust pizza, pastas and salads, as well as specialty sandwiches and bread products. This represents an excellent opportunity to increase sales as 80% of Sandwich Express's business is derived from lunchtime business and approximately 80% of Numero Uno's business is derived from evening business. Furthermore, the menus complement each other as Numero Uno's cuisine appeals to customers during the spring, fall and winter months and Sandwich Express's fare is popular during the spring and summer months.

The name of the new concept has been registered and the prototype plan developed. Management believes that the revenues of the acquired Sandwich Express restaurants will increase dramatically and that the new concept will generate sales in excess of industry averages. The Company intends to begin developing Company-owned restaurants and to sell individual and territorial franchises outside the State of California in 1997.

The international marketplace is growing very rapidly and the Company continues to have ten franchises open and operating in South Korea, four in Kuwait and one in China.

A franchise opened in Indonesia in December 1996 and four additional franchises in South Korea and two in Kuwait are expected to open within the next three months. In addition, the Company has entered into a licensing agreement for the Philippines requiring six restaurants to be opened during the next three years.

The new Company-owned restaurants, the acquisition of Sandwich Express and the rapidly expanding international marketplace leads management to believe that the Company will continue to have profitable operations during the remainder of the fiscal year ending June 30, 1997.

Management continues to believe that the Company is in the best position that it has been in since the late 1980s.



PART II - OTHER INFORMATION


Item 1 -          None

Item 2 -          None

Item 3 -          None

Item 4 -          None

Item 5 -          None

Item 6 -          Exhibits and Reports on Form 8-K

A report on Form 8-K was filed during the quarter ended March 31, 1997. The report was filed on February 4, 1997. The Form 8-K is being filed as Exhibit I to this report. There are no other Exhibits that are required to be filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Granada Hills, State of California on May 15, 1997.


N.U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES


By:      /s/
        ----------------------------------
         Ronald J. Gelet, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/                                                  Dated:
-------------------------------------                      -----------------
Ronald J. Gelet
Director, President, Chief Executive
Officer, Chief Financial and
Accounting Officer


/s/                                                  Dated:
-------------------------------------                      -----------------
Gloria Gelet
Director



/s/                                                  Dated:
-------------------------------------                      -----------------
Jane Yennie
Controller


/s/                                                  Dated:
-------------------------------------                      -----------------
Dan Rouse
Director