Form 10-K
period 1997-06-30
N U PIZZA HOLDING CORP
filed 1997-10-14
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

        For the fiscal year ended                       June 30, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 0-19522

                         N.U. Pizza Holding Corporation
             (Exact name of registrant as specified in its charter)

                  Nevada                                      95-3656327
      -------------------------------                      ----------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

16800 Devonshire Street, Suite 305 Granada Hills, CA          91344
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (818) 368-2616


Securities registered pursuant to Section 12 (b) of the Act:

                                                     Name of each exchange
     Title of each class                             on which registered
-------------------------                            ---------------------
Common ($0.001 par value)                            O.T.C. (NUZA)
Preferred ($0.10 par value)                          None

Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [x] Yes    [ ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

        The aggregate market value of shares of the voting stock held by non-affiliates of the Company, based on the bid price of such stock on the Over-The-Counter electronic bulletin board. on October 7, 1997 was $1,769,022.

        The number of shares of Common Stock outstanding as of October 7, 1997 was 31,139,008.

                       Documents Incorporated by Reference
                                      None

                                     PART I

ITEM 1. BUSINESS

General

The Company consists of N. U. Pizza Holding Corporation and its wholly-owned subsidiaries Formaggi Inc. and Numero Uno Franchise Corporation.

N. U. Pizza Holding Corporation was incorporated under the laws of the State of Nevada in 1981 as Gelet Enterprises, Inc. In April 1993, Gelet Enterprises, Inc. changed its name to N. U. Pizza Holding Corporation. Its principal place of business is 16800 Devonshire Street, Suite 305, Granada Hills, California 91344, telephone number (818) 368-2616. Numero Uno Franchise Corporation, franchises a chain of restaurants known as Numero Uno Pizzeria. Numero Uno Franchise Corporation has developed a unique system for producing and merchandising distinctive, high quality Sicilian style, deep-dish pizza, sandwiches and other Italian food products. There are two types of Numero Uno establishments: (1) full service Numero Uno Pizzeria Restaurants which offer server-assisted, sit down, dining room service, with takeout and delivery service as an ancillary feature of its business, (2) Numero Uno Pizzeria and Sandwich establishments which provide only limited dine-in service and which feature takeout and delivery services. The Company operates four full-service Numero Uno Pizza Restaurants.

Numero Uno Franchise Corporation maintains centralized franchising, buying, personnel, systems, pricing, advertising, merchandizing and accounting functions at its principal executive offices. Most of the Company's business is currently done in Southern California.

Formaggi Inc., which is currently a wholly-owned subsidary, franchises the "Oregon's Originial Sandwich Express and Bakery" concept and a new dual concept known as "Formaggi Pizza/Sandwich Express". Both concepts feature limited dine-in service and provide takeout, delivery, and, in some instances, drive-thru services. Formaggi Inc. also operates the bakery that produces the bread products used in the Sandwich Express restaurants. Most of Formaggi Inc.'s business is currently done in Oregon.

Pursuant to a stock purchase agreement (the "Agreement") dated February 1, 1994, as amended, Woodbury, Inc., an affiliate, acquired all of the issued and outstanding shares of common stock of N. U. Pizza Holding Corporation. The agreement was approved by the respective directors of both companies and the transaction was formally closed on April 19, 1994. The consideration paid to the shareholders for the acquisition of N. U. Pizza Holding Corporation was 80,000 shares of Woodbury, Inc.'s convertible preferred stock. Upon formalization of the acquisition of N. U. Pizza Holding Corporation by Woodbury, Inc., the directors of N. U. Pizza Holding Corporation and Woodbury, Inc. approved the merger of Woodbury, Inc. into its newly acquired subsidiary, N. U. Pizza Holding Corporation. The stockholder of Woodbury, Inc. received one share of common stock of N. U. Pizza Holding Corporation for each share of Woodbury, Inc. common stock that he owned. N. U. Pizza Holding Corporation has amended its articles of incorporation to provide for capitalization similar to that of Woodbury, Inc., including the authorization of convertible preferred stock. The merger of Woodbury, Inc. and its wholly- owned subsidiary did not require Woodbury, Inc. shareholder action. Ronald J. Gelet, who was the sole officer and director of the Company prior to the merger has remained in his capacity as president and director.

On January 7, 1997, N.U. Pizza Holding Corporation consummated an asset purchase agreement whereby it bought certain assets from the DAS Group, Inc., the owner of a bakery and the franchisor of Originial Sandwich Express Restaurants for consideration of $200,000 in cash. Upon the closing of the agreement, N. U. Pizza Holding Corporation contributed the $200,000 of assets it purchased from the DAS Group, Inc., to a corporation known as Formaggi Inc., a recently organized Nevada corporation, in exchange for 2,000,000 shares of Formaggi Inc.'s common stock. Currently, there are no other shareholders in Formaggi Inc..

Formaggi Inc. currently operates the bakery and franchises Oregon's Original Sandwich Express and Bakery Restaurants and a new dual concept known as Formaggi Pizza/Sandwich Express. N. U. Pizza Holding Corporation has a wholly-owned subsidiary known as Numero Uno Franchise Corporation, which was incorporated in 1975, to franchise Numero Uno Pizza Restaurants.

The Company's Products

The distinguishing characteristics of the Numero Uno system include, but are not limited to, a unique and readily recognizable design, color scheme and layout for the premises where such business is conducted; distinctive furnishings; specialized paper products; signs and advertising; and distinctive trade names, service marks and other identifying marks, designs, logos and commercial symbols including, without limitation, "Numero Uno Pizzeria,", "Numero Uno Takeout and Delivery," "One Bite and We Gotcha" and "Pizza, Pasta and More." In addition, the Company and its president have created and perfected unique and distinctive methods for preparing, serving and merchandising Sicilian-style deep dish pizza, sandwiches and other related food products including the use of specially prepared ingredients and secret recipes which the Company and its president originated.

Pizza is clearly the most important product in the Company's line. Deep dish, Sicilian-style is the most popular product and New York-style thin crust pizza is second in demand.

As of June 30, 1997, there were 57 franchised restaurants in the Numero Uno system featuring dine-in facilities as well as takeout and delivery services. Also, as of June 30, 1997, the Company owned and operated four full service restaurants.

Domestic Franchising

The Company began franchising Numero Uno full service restaurants in 1975. Through franchising activities, the Company has established a good reputation and a demand for its deep dish, Sicilian-style pizza, sandwiches and other Italian food products. The name Numero Uno and the related tradenames, trademarks, service marks, logo designs and commercial symbols have come to signify to the public the highest standards of quality, cleanliness, appearance and service, all of which are publicized through various advertising media. The Company currently engages in the sale and administration of full service restaurant franchises as well as takeout and delivery restaurant franchises.

The franchise terms granted to each franchisee are subject to terms and conditions of the then applicable franchise agreement. Over the past twenty years, the franchise licenses have been modified so that the terms of the franchise agreements range from ten to twenty years; initial franchise fees range from $6,000 to $25,000 and royalty fees are either a percentage of revenues ranging from 3.0% to 7.0% of net franchise sales, or are fixed at either $1,250 or $1,800 per month. Advertising fees are fixed at $200 per month. Typically, the franchise agreements provide for either a protected delivery territory or an exclusive delivery territory.

The Company provides the franchisee assistance with site selection, lease negotiations, architectural designs and training. On a continuing basis, the Company creates, develops and purchases local and regional advertising, public relations and promotional campaigns. The Company negotiates purchase contracts for proprietary and mandatory products on an annual basis. Also, on an ongoing basis, the Company provides supervision and operating assistance to franchisees.

International Franchising

International development agreements grant the licensee the right to develop the Numero Uno system and concept in an overseas market by opening either franchised full service or takeout and delivery restaurants.

The license grants exclusivity for a fixed period of years providing that the licensee fulfills the development schedule set forth in the respective agreement. The initial non-refundable fee is based on the negotiated number of restaurants to be opened under the agreement, with a typical fee ranging from $10,000 to $15,000 per restaurant. Typically, the first restaurant must be opened within one year of execution of the agreement with the balance of restaurants to be opened within five years.

Once the development terms are met, the licensee has the right to extend the term of the agreement for an additional 25 years and also has the right to open additional restaurants. The Company receives a negotiated initial fee for the opening of each additional restaurant. The Company also receives a royalty fee, typically 2.0% of net sales, from restaurants that are operating under international development agreements. The initial and ongoing services provided by the Company are the same as for domestic contracts with the exception of advertising services.

There are currently five international development agreements in effect: China; South Korea; Indonesia; Lebanon and the United Arab Emirates; and the Philippines. Currently, one restaurant is open in China, ten restaurants are open in South Korea, one restaurant is open in Indonesia and four restaurants are open in Kuwait.

Company-owned Restaurants

During 1996, the Company had the opportunity to acquire three existing, profitable franchise restaurants and currently operates those restaurants, along with a new test concept store. The Company has decided to concentrate its growth and effort in the domestic and international franchising of the Numero Uno concept and to providing assistance to Formaggi Inc. to grow its two concepts outside of California. No additional company operations will be added and the marginal company restaurants, if not all, will be franchised.

Merchandise, Suppliers and Distributors

There are numerous products and recipes in the Numero Uno system that are proprietary in nature. These items have either been developed by Numero Uno or by others for exclusive use with the Numero Uno system. Whenever possible, license agreements are entered into with outside vendors to prepare these products for ultimate distribution exclusively to Numero Uno restaurants. This is to ensure that the highest level of quality is maintained and that there is consistency throughout the chain. Proprietary items include, but are not limited to the following items: tomato sauce, meat sauce, alfredo sauce, soup, garlic sauce and recipes for dough, lasagna and meatballs. Two dough recipes are the most important products in the Numero Uno system. Both dough recipes were developed by Ronald J. Gelet and are directly responsible for the uniqueness of the respective pizza products. The formula and ownership of the recipes belong to Mr. Gelet. The Company, pursuant to a licensing agreement, has the exclusive right to the use and distribution of the formula and recipe. Mr. Gelet receives a royalty based on total pounds of dough sold through an exclusivity agreement with the Company.

Each restaurant must order and purchase all dough, spices, sauces and other proprietary items designated by the Company, exclusively from the Company or its designated distributor. These items are made available on terms and at prices equally applicable to all restaurants located within the same freighting area and are competitive with other items of like quality and quantity. Pizza dough, spices and sauces are produced from secret recipes; consequently, in order to preserve the confidentiality of such recipes, it is essential that the source of purchase be limited.

To further ensure high standards of quality and consistency throughout the Numero Uno Pizzeria chain, there are many additional items which are set forth in the operations manual as mandatory for use in Numero Uno restaurants. Mandatory items, unlike proprietary items, are items that are not exclusively produced for the Numero Uno system but are brand items or items that are identified by Numero Uno as having specific quality or nature. These items include, but are not limited to the following: pepperoni, bulk Italian sausage, pasta products, tomatoes, canned sauces, spices, seasonings, grades of vegetables, salad bar items and percent of leanness in meat products.

Employees

The Company currently has seventy-one "non-union" employees. This does not include personnel that are employed by the Company's franchisees. Management believes that its employee relations are generally good.

Competition

There is a tremendous amount of competition in the pizza business. The Company faces competition for patronage of customers in varying degrees from national, regional and local chains which are located in the Company's marketplace. Many of these competitors offer merchandise similar to that available by the Company. The Company attempts to compete by offering what it believes to be higher quality food and better service at reasonable prices.

The Company's major national competitors include Pizza Hut,

Dominos and Little Caesar's. Regional competitors include Shakey's, Round Table, Mountain Mike's Pizza and Papa Murphys Pizza. There is also significant independent competition which currently accounts for more than 50% of the pizza market in Southern California.

In the recent past, the competition in the Southern California marketplace has intensified. Predatory pricing and deep discounting have had an effect on consumers' brand loyalty. The Company also competes for the customers' dollar with virtually all restaurants in the Southern California marketplace whether or not they specialize in pizza or offer Italian specialty items.

Trademarks, Service Marks, Tradenames, Logo Types and Commercial Symbols

"Numero Uno" is a registered service mark in the State of California. The Numero Uno name was first used in California on June 15, 1973 and was registered as a state service mark on February 27, 1986 as Reg. #26019. A separate California service mark registration for the words "Numero Uno" with design was obtained on March 22, 1986 as Reg. #4242. Both of said registrations are currently held by
N. U. Pizza Holding Corporation.

On September 6, 1985, the Company obtained a state service mark registration for "Numero Uno Pizza, Pasta and More" as Reg. #24304. The Company was issued a certificate of registration by the United States Patent and Trademark Office evidencing the registration on March 11, 1986 of the service mark "One Bite and We Gotcha" on the principal register as Reg. #1386261 and a Section 8 Affidavit of Use has been timely filed. The Company was also issued a certificate of registration by the United States Patent and Trademark Office for the mark "Pizza, Pasta and More" which was registered on the principal register on May 6, 1986 as Reg. #1392746 and a Section 8 Affidavit of Use was timely filed. The mark "Numero Uno Takeout and Delivery" is not separately registered. The Company does not believe that such registration would be significantly beneficial inasmuch as the distinctive part of the mark, the words "Numero Uno," are already the subject of a state registration.

On April 18, 1996, the Company applied for a registered trade mark in the State of Oregon for "Formaggi" as Serial #75/094005. The application is currently pending with the U.S. Patent and Trademark Office. Formaggi Inc. owns by assignment "Oregon's" Original Sandwich Express Bakery" trademark as Reg. # 1747562 with the U.S. Patent and Trademark Office.

There are presently no effective adverse determinations of the United States Patent and Trademark Office; the trademark administrator of any state or any court; no impending interference, opposition or cancellation proceedings; nor any pending material litigation involving any of the foregoing marks which is relevant to their use in California. With the exception of the agreement with Pizzeria Uno Corporation (which prevents the Company from using the name anywhere within the continental United States except for California), there are no agreements currently in effect which significantly limit the rights of the Company or its affiliated entities to use or license the use of any of the said marks. Furthermore, there are no infringing uses actually known to the Company which would materially affect the use of any of the marks in California.

The Company has copyrights on certain confidential operations manuals and confidential food preparation manuals. These copyrights are not registered. Under each franchise agreement, the franchisee is granted the right to use the manuals during the term of his franchise, subject to the confidentiality restrictions and other terms and conditions contained in the franchise agreement. There are presently no effective determinations of the copyright office, or any court, any pending interference, opposition or cancellation proceedings, or any material litigation involving manuals which is relevant to their use in California.


ITEM 2. PROPERTIES

Restaurants

All of the Company-owned restaurant sites are leased. In many instances, the Company has also signed or guaranteed leases for restaurants operated by franchisees. The leases for the restaurant premises vary as to their terms, rental provisions, expiration dates and the existence of renewal options. The number of years remaining on the leased locations range from approximately one to eight years. The termination of any of the leases due to expire within the next two years (without renewal options) would not have a material adverse effect on the operations of the Company. Most of the leases provide for a fixed minimum rent and some have provisions for additional rent based on a percentage of the total sales in excess of certain amounts. Many leases also provide that the Company shall pay all, or a portion of, the real estate taxes, insurance charges and maintenance expenses related to the leased premises.

The Company has historically acquired locations for new restaurants through a variety of methods including direct leases, assignments of subleases of existing facilities and build-to-suit leases. In many cases, the Company is able to lease or sublease existing buildings that have previously been used for restaurants. In connection with the opening of new restaurants, the Company generally makes capital improvements and incurs expenses of approximately $300,000 to $400,000 per restaurant. These costs consist of leasehold improvements, inventory, fixtures, equipment, furniture, signs, pre-opening costs and, in some cases, lease acquisition costs.

Company-owned restaurants are either located in or adjacent to shopping centers of varying sizes and have adjacent parking facilities or are free-standing with parking that is specific to the location. The restaurants generally operate from 11:00 a.m. to 9:00 p.m., Sunday through Thursday, and 11:00 a.m. to 11:00 p.m. on Friday and Saturday. Particular location schedules may vary slightly.

Corporate Office

The Company relocated its corporate offices during the year ended June 30, 1997 and currently leases space located at 16800 Devonshire Street, Suite 305, Granada Hills, California. The space is approximately 2,000 square feet. There is approximately thirty months remaining on the lease.


ITEM 3. LEGAL PROCEEDINGS

1. Jasvir Singh Basi aka David Basi, Ravinder K. Basi aka Linda Basi, and Basi Food Company, Inc. vs. Ronald J. Gelet, Numero Uno Franchise Corporation, Numero Uno, Inc., Gregory Golem and Does 1 through 100, inclusive, Superior Court of the State of California for the County of Los Angeles, Case No. LC023294. In October 1985, the Company entered into a franchise agreement with Jasvir Singh Basi and Ravinder Kaur Basi for a full service restaurant located in Winnetka, California. In or about June 1993, a dispute arose between the Basis and the Company relating to the nature of the Basis' delivery rights and the geographic territory originally allocated to them. Pursuant to the franchise agreement, the Basis' right to delivery into the originally allocated area was non-exclusive and, upon the occurrence of certain conditions. was subject to termination followed by renegotiation of an alternate delivery area with a new one. The Basis denied that they had agreed to a replacement delivery area and, further alleged that, by separate agreement, their delivery area was expressly agreed to. The Basis responded with a cross-complaint which sought compensatory and punitive damages and other relief based on claims of breach of contract, breach of covenant of good faith and fair dealing, intentional interference with prospective advantage, intentional infliction of emotional distress and violations of the Racketeer Influenced and Corrupt Organizations Act ("R.I.C.O."). The Company filed a demurrer to the cross complaint and the Basis filed a first amended cross complaint in January 1994. On September 27, 1994, the parties settled the lawsuit. The Company agreed to a royalty abatement which commenced on October 1, 1994 and continues for five years thereafter. The Company also agreed to a one-time waiver of the transfer fee should the franchisee decide to sell its franchise. In addition, the parties established the boundaries of the franchisee's geographic territory and delivery rights.

As part of the settlement agreement, one of the plaintiffs entered into a new franchise agreement with the Company in October, 1995. Subsequently, the plaintiff breached his obligations under the franchise agreement by failing to pay required fees and his franchise was terminated by the Company. The plaintiff refused to vacate the restaurant he was subleasing from the Company, continued to use Company trademarks and breached his building lease with the landlord by failing to pay rent which was due. The Company was forced to pay back rent to the landlord and utilities.

The plaintiff and the Company agreed to arbitrate their claims. The plaintiff filed a claim against the Company and its president for fraud, intentional infliction of emotional distress and breach of fiduciary duty in the amount of $418,000. The Company filed a cross claim against the plaintiff for breach of contract and trademark infringement for $100,000. The Company is also seeking indemnification for rents and utilities paid on behalf of the plaintiff and damages for trademark infringement and unfair competition claims in the amount of $7,000.

Management believes that the Company will prevail in arbitration, because the plaintiff's claims are without merit, and at best the plaintiff can only seek damages for breach of his franchise agreement since the September, 1994 settlement agreement was reached between the parties. Management also believes that the outcome will not have a material adverse effect on the Company's financial position.

2. Shaikh Irshad Ahmad Taj vs. Numero Uno, Inc., Numero Uno Franchise Corporation and N. U. Pizza Holding Corporation, Orange County Superior Court Case No. 719323. This is an action filed for breach of contract which was filed on October 20, 1993 in the Orange County Superior Court against the Company, its president and several of its subsidiaries. The matter arose out of a promissory note executed by the Company on October 1, 1991 in the original amount of $130,000 and which was secured by a security agreement. Plaintiff alleged that the Company breached the security agreement and therefore the entire amount of the promissory note is accelerated. The complaint was served on the Defendants in April 1994 and the defendants answered the complaint. A Mandatory Settlement conference was held on September 16, 1994 and the parties were unable to reach a settlement. The Court ordered the matter to binding arbitration and at a hearing on December 8, 1995, the matter was resolved in favor of the Company. The Company was held not to be liable for any portion of the note.

3. Numero Uno Franchise Corporation vs. Thomas Chan, Anita Chan, Danny Kong and Judy Kong and Does 1 through 10, inclusive, Los Angeles Superior Court Case No. BC109959. This matter arose out of the breach of a sublease by an assignee of the Defendants. On or about January 29, 1982, Defendants subleased premises from the Company and on or about March 20, 1992, Defendants assigned their right, title and interest to the sublease to other assignees. The assignment specifically stated that it "shall not release the originally named sublessees from liability for the continued performance on the terms and provisions on the part of the sublessee to keep informed." Commencing on or about January 1, 1994, the new sublessees failed and continued to fail to pay rent to the lessor or to the Company.

As a result of the failure to pay rent, the landlord brought an action in the Los Angeles Municipal Court entitled William Ong d/b/a Fairview Enterprises vs. Numero Uno Franchise Corporation to recover damages for breach of lease in the sum of $15,086. The Company stipulated with the landlord in August 1994 to payment of $43,645 in monthly installments of $2,012. A judgment may be entered against the Company, if it fails to meet its monthly payment obligation. The Company had performed all of the conditions and obligations to be performed under the sublease and believed that it is entitled to indemnification from the Defendants in the same amount stipulated in the Ong action. On October 15, 1994, the Company entered into a Stipulated Judgment whereby the Defendants agreed to pay the Company $31,000 in monthly installments of $750. During the year ended June 30, 1997, with $10,000 remaining due on the installment agreement, the sublessee agreed to pay the Company $6,000 and the remaining $4,000 was forgiven by the Company.


4. Maurice Pack vs. Mission Gorge Pizza, Inc., Numero Uno Franchise Corporation and N. U. Pizza Holding Corporation, Los Angeles Superior Court Case No. LC033111. This was a complaint filed on July 21, 1995 for $50,943 due on a promissory note and guarantees. The Company guaranteed a franchisee's note payments. The franchisee defaulted on payments under the promissory note due to the plaintiff beginning in April 1995 and continuing thereafter. A status conference had been set for May 17, 1996 but was taken off the calendar when the parties settled the matter. The Company agreed to pay the plaintiff $56,723 in monthly installments until paid in full.

5.    Filet Menu, Inc. vs. Numero Uno, Inc., Gelet Enterprises, Inc. and Ronald
J. Gelet, Los Angeles Superior Court Case No. DC114313. This is an action filed on October 12, 1994 against the Company for breach of a settlement agreement. This matter arose out of the settlement of a previously filed lawsuit filed by the plaintiff against the Company in 1987. As part of that settlement agreement, the Company entered into a written agreement with the plaintiff for the purchase and payment of merchandise. The plaintiff alleged that the Company breached that agreement by failing to purchase all the required items and also failed to pay for some items which were delivered under the settlement agreement. The Company contended that Filet Menu breached the settlement agreement. The Company answered the complaint and the Superior Court referred the matter to the Joint Association Settlement Program. After a settlement conference was held, the parties settled the matter. As part of the second settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,167 for a period of ten years commencing on June 15, 1996 and to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno restaurants for a period of five years. Subsequently, Numero Uno Franchise Corporation filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that Filet Menu violated the terms of the second settlement agreement. In November 1996, the parties entered into a new third settlement agreement which superseded both previous agreements referenced above. This final settlement agreement required the Company to make an immediate cash payment of $101,000 and subsequent installment payments totalling $117,500 plus interest on or before November 1, 2001.

6. Robert and Frances Clayton vs. Numero Uno Takeout and Delivery, Inc., Gelet Enterprises, Inc., Numero Uno Franchise Corporation, Ronald J. Gelet, Gregory R. Golem and Bradley Harrington, Orange County Superior Court Case No. 749134. This action for breach of lease was filed June 26, 1995 by the landlord of premises leased by Numero Uno Takeout and Delivery in Huntington Beach, California. In March 1995, Numero Uno Takeout and Delivery vacated the premises. The plaintiffs sought rent in the amount of $20,512 and other amounts for damages according to proof. The Company contended that Numero Uno Takeout and Delivery was a defunct entity and there was no contractual liability on behalf of the Company and other named defendants. Defendants Gelet Enterprises, Inc., Numero Uno Franchise Corporation., Ronald J. Gelet and Gregory R. Golem answered the complaint on August 16, 1995. After some discovery, the Court assigned the case to nonbinding arbitration. An arbitration hearing was held on June 20, 1996 and the arbitrator awarded the plaintiffs $31,781. Numero Uno Franchise Corporation did not agree with the award and filed a Request For Trial De Novo with the Court and a court date was set for October 28, 1996. Prior to trial, the parties entered into a settlement agreement which provides for a stipulation for judgment should the Company fail to pay installments pursuant to the terms of the settlement agreement. The Company agreed to pay $16,500 plus interest in monthly installments until paid in full.

7. Commercial Ventures vs. N. U. Pizza Holding Corporation, Los Angeles Municipal Court Case No. 95T03975. This action was filed on August 8, 1995 and alleged breach of contract by the Company arising out of a lease agreement entered into in June 1990. The plaintiffs sued for back rent and other damages. The action was filed in Municipal Court, the jurisdictional limit of the court in which the plaintiff filed the action was $25,000. The parties agreed to stipulate to the settlement of this matter by the payment from the Company to the plaintiff of the sum of $12,913 which was paid in full on March 5, 1996.

8. Konstantin Gontmaher vs. Numero Uno, Inc., et al., Los Angeles Superior Court Case No. BC013580. This matter was filed on November 14, 1994 alleging breach of contract and various other causes of action against the Company. The plaintiff was a franchisee of the Numero Uno restaurant location in Northridge, California. The Company filed a demurrer and motion to strike. The demurrer was sustained in the third through tenth causes of action with the plaintiff given twenty days to amend the complaint. The plaintiff did not amend and the case was on the verge of being dismissed when the plaintiff obtained new counsel and filed a Motion for Leave to file a First Amended Complaint for amounts owing on a note under the franchise agreement. At the same time, the Company filed a motion for Leave to File a Cross-complaint. Both motions were granted by the Court on May 17, 1996 and the trial was eventually set for March 10, 1997. Prior to trial, the parties settled the matter with the plaintiff agreeing to pay the Company $30,000.

9. Dolan Construction Company, Inc. vs. Numero Uno Franchise Corporation, Orange County Municipal Court Case No. 300623. This was an action filed for breach of contract and foreclosure of mechanics liens filed on September 22, 1995. The dispute centered around a parcel of real property located in Santa Ana, California for which the Company contracted with the plaintiff to perform improvements. The plaintiff sought $15,764 as the outstanding balance owed on the contract. The Company responded to the complaint on October 31, 1995. After some discovery, a Trial Setting Conference was set for April 25, 1996 but was taken off the calendar when the matter was settled. The Company agreed to pay the plaintiffs $15,129 at the rate of $500 per month until paid in full. The Company entered into a stipulation for entry of judgment with the plaintiff which may be filed with the Court in the event that the Company defaults on any payment due to the plaintiff.

10. Century Entertainment Center, L.P. vs. Numero Uno Franchise Corporation, Los Angeles Superior Court Case No. BC138386. This was an action filed on November 2, 1995 for unlawful detainer for one of the Numero Uno restaurant locations. The landlord was seeking approximately $58,000 in past due rent. A Status Conference was held on December 1, 1995 and a trial date was set for December 18, 1995. Numero Uno Franchise Corporation made a motion to continue the trial date which was granted and then after several more continuances the plaintiffs and Numero Uno Franchise Corporation entered into a stipulation to continue the trial date. The matter was settled with the Company paying the landlord $30,000 and entering into a new lease for the premises. Upon payment in full, the plaintiff dismissed the action.

11. Brian Moore and Linda Moore vs. Numero Uno Franchise Corporation and N. U. Pizza Holding Corporation, Orange County Superior Court Case No. 752894. This action was filed on September 18, 1995 for breach of a promissory note and security agreement made by the Company to Brilinca Corporation. The plaintiffs, Brian and Linda Moore are the assignees of Brilinca Corporation. The Moores alleged that the Company defaulted on amounts owing to them of $77,917. In addition to Numero Uno Franchise Corporation, the plaintiffs have sued N. U. Pizza Holding Corporation as guarantor of Numero Uno Franchise Corporation's obligations. A tentative settlement was reached with the Moores' attorney but the Moores did not agree with the terms. Because the parties were in settlement negotiations, the Court took the hearing on the Right to Attach Order and the Settlement Conference off the calendar. The Settlement Conference, however, was held on June 28, 1996. The parties were unable to settle the matter and a trial date was scheduled for October 16, 1996. Prior to the trial date, the parties settled the matter with the Company agreeing to pay approximately $54,500 plus interest at 10% per annum in monthly installments until paid in full.

12. Shin vs. Numero Uno Franchise Corporation, Los Angeles Superior Court. On July 28, 1995, an action was filed for amounts due on a promissory note. The plaintiffs alleged that the Company was in arrears on an installment note made on July 16, 1993 for approximately $107,900. The Company responded to the complaint on September 19, 1995 and the parties settled the matter on April 4, 1996 with the Company paying the plaintiffs $96,000. The remaining balance of $11,900 was forgiven by the plaintiffs.

13.   Janet Tseng-Law and Ronald E. Law vs. Numero Uno Franchise Corporation, N.
U. Pizza Holding Corporation and Numero Uno Takeout and Delivery, Inc., Whittier Municipal Court Case No. 95C03094. This is an action for breach of contract for failure of Numero Uno Takeout and Delivery, Inc. to make payments on a promissory note. The plaintiffs are seeking $12,604. The action was filed on September 28, 1995 and an answer was filed on behalf of Numero Uno Franchise Corporation and N. U. Pizza Holding Corporation on December 6, 1995. The Company subsequently made a settlement offer to the plaintiffs but the plaintiffs' counsel has not pursued settlement. Currently, the case is dormant. The Company believes the matter will eventually be settled for no more than the balance due on the original promissory note.

14. Numero Uno Franchise Corporation vs. John Dino, D.J. Clark, Pro Form Management Company and James Xanthos, Los Angeles Superior Court Case No. BC142602. A complaint was filed by Numero Uno Franchise Corporation on January 17, 1996 for damages and injunctive relief for service mark infringement, dilution of mark, common law trademark and service mark infringement, unfair competition and breach of contract. James Xanthos, a former franchisee of Numero Uno Franchise Corporation, sold his restaurant to the remaining defendants (the "Pro Form defendants"). Specifically excluded from the assets sold to Pro Form defendants was the right to use the name Numero Uno. The Pro Form defendants continued, however, to use the name and Numero Uno's other trademarks. In addition to filing the complaint, the Company filed an Application for Temporary Restraining Order and a Preliminary Injunction. The Preliminary Injunction was granted on February 2, 1996. The Pro Form defendants continued, however, to use the Numero Uno name and marks. Subsequently, the Company filed and Application for an Order to Show Cause re Contempt. The Court held the Pro Form defendants in contempt and issued a bench warrant and ordered the Pro Form defendants to appear in Court again on April 2, 1996. On March 15, 1996, the Company filed a Request for Entry of Default against the Pro Form defendants and default was entered on the same day. At June 30, 1996, the defendants still had not appeared before the Court and the Company subsequently decided to withdraw its action.

15. Peggy Latham vs. Numero Uno Franchise Corporation, et al, Los Angeles Municipal Court Case No. 018336Y. This is an action filed against the Company on October 18, 1996 for sexual battery, intentional infliction of emotional distress and other allegations concerning sexual discrimination. The matter arose out of an alleged incident between an employee of the Company and the plaintiff. The Company investigated the matter and believed it was without merit. A status conference was held on June 2, 1997 and the Court set the matter for trial on October 20, 1997. Prior to the trial date, the Company resolved the matter by paying the plaintiff a settlement of $5,000.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS, COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

On December 30, 1993, the Company's common stock was authorized for trading in the over-the-counter market on the "Electronic Bulletin Board" under the symbol "NUZA." The Company's common stock is not listed on NASDAQ. The Company's common stock did not start to trade on the over-the-counter market until January 1995.

The following table shows the range of high and low bid quotations of the Company's common stock as traded in the over-the-counter market:

                        Year Ended        Year Ended       Year Ended
                         June 30,          June 30,         June 30,
                           1997              1996             1995
                      -------------     -------------    -------------
                      High      Low     High      Low    High      Low
Fiscal Period          Bid      Bid      Bid      Bid     Bid      Bid
-------------         ----     ----     ----     ----    ----     ----

First Quarter         0.31     0.13     0.72     0.25     N/A      N/A
Second Quarter        0.18     0.08     0.43     0.16     N/A      N/A
Third Quarter         0.18     0.11     0.34     0.16    4.50     1.00
Fourth Quarter        0.16     0.07     0.34     0.22    1.44     0.34


The above quotations were reported by the National Daily Quotation Service and were furnished by the National Quotation Bureau, Inc. The quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were or could have been effected.

Holders

As of October 7, 1997, the total number of shareholders was 506.

Dividends

The Company has not declared dividends on its common stock since its inception, and the Company does not anticipate paying dividends in the foreseeable future.

The Company's Preferred Series B Stock bears a coupon rate of 9% which is cumulative. Since the Company has not declared dividends, this amount is accumulating and will accumulate until such time as dividends are paid.

The Company's Preferred Series C Stock bears a coupon rate of 10% which is cumulative and provides an option to convert the Preferred Stock to Common Stock at $.50 per share. Since the Company has not declared dividends, this amount is accumulating and will accumulate until such time as dividends are paid. Dividends in arrears at June 30, 1997 totaled $3,000.

ITEM 6. SELECTED FINANCIAL DATA


                                                                                 Eleven
                          Year Ended        Year Ended        Year Ended       Months Ended      Year Ended
                           June 30,          June 30,          June 30,          June 30,          July 31,
                             1997              1996              1995              1994              1993
                         ------------      ------------      ------------      ------------      ------------

Franchise Revenue        $  1,449,600      $  1,144,800      $    743,100      $  2,387,800      $  2,329,100

Franchise Operating
 Income (Loss)           $    199,100      $ (1,133,900)     $ (2,055,500)     $    175,800      $   (170,400)

Company-owned
 Restaurant Sales        $  1,708,200      $    483,200      $  3,460,000      $  2,218,500      $    697,300

Company-owned
 Restaurant
 Income (Loss)           $   (114,600)     $   (137,500)     $ (1,022,500)     $   (234,400)     $     23,200

Net Income (Loss)        $     82,900      $ (1,273,800)     $ (2,923,500)     $    (62,600)     $   (152,000)

Net Income (Loss)
 per Common Share        $          -      $       (.08)     $       (.29)     $       (.01)     $       (.03)

Weighted Average
 Number of Shares          30,846,616        15,420,508        10,203,653         6,186,200         6,020,000
 Outstanding

Cash Dividends per
 Common Share                    None              None              None              None              None

Total Assets             $  2,439,600      $  2,880,300      $  2,168,800      $  3,394,900      $  2,280,700

Long-term
 Obligations             $    320,900      $    783,800      $    241,600      $    637,400      $    285,800

Stockholders'
 Equity (Deficit)        $  1,068,200      $    555,300      $   (160,100)     $    304,900      $    327,000

Working Capital
 Deficiency              $   (459,300)     $   (579,100)     $ (1,396,800)     $ (1,343,900)     $   (865,300)

Current Ratio                     .52               .58               .26               .34               .39

Number of Franchised
 Restaurants                       57                51                44                44                48

Number of Company-
 owned Restaurants
 Including the Bakery
 (1997)                             5                 4                 6                14                 0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying consolidated financial statements, including the notes thereto.

Liquidity and Capital Resources

The Company achieved profitability in the year ended June 30, 1997 for the first time in the past five years and, as a result, has an accumulated deficit of $4,477,400 and a working capital deficit of $459,300 at June 30, 1997. There has been a minimal return on assets.

During the year ended June 30, 1997, the Company reported net income of $82,900 despite increased competition in the marketplace from both national and regional pizza restaurant chains. Until recently, the Company's profitability was also negatively impacted by depressed economic conditions in Southern California.

The Company's business continues to generate negative cash flows. During the year ended June 30, 1997, the Company operated four Company-owned restaurants resulting in negative cash flows and operating losses. The Company's franchise operations have started to improve and were profitable in the current year. The acquisition of the assets of an Oregon restaurant chain in January 1997 for cash of $200,000, the additional payment of $100,000 to an individual who sold the Company a restaurant during the year ended June 30, 1996 for common stock and a $101,000 settlement payment to a vendor also reduced the Company's cash resources.

During the years ended June 30, 1996 and 1995, the Company was forced to take back many previously sold restaurant locations because, in many cases, the Company remained obligated as lessee on the restaurant location. The operation of these locations and losses recognized on uncollectible notes receivable from franchisees, forced the Company to incur significant net losses of $1,273,800 and $2,923,500, respectively, for the years ended June 30, 1996 and 1995.

Despite these drains on cash flow, in management's opinion, the Company's ability to continue as a going concern has improved for the following reasons:

The Company has reduced its operating costs in the current year primarily as a result of the sale or closure of underperforming and unprofitable Company-owned restaurant locations and the renegotiation of restaurant lease commitments during the years ended June 30, 1997 and 1996. The Company also continued to reduce its liabilities by the payment of obligations from its cash flow.

As the Company owns and operates fewer restaurants, the amount of cash required to support its operations has been substantially reduced. Financial commitments and uncertainties affecting cash flow have also been reduced. To continue this trend, the Company plans to sell existing company-owned restaurants to new franchisees in the next fiscal year.

The Company's cash outflow for capital expenditures was only $12,200 for the year ended June 30, 1997. This reduction in capital expenditures is due to the disposition of the Company's older restaurants in the year ended June 30, 1996. Property and equipment of $310,000 was sold during the year ended June 30, 1997 in exchange for notes receivable.

The Company has continued to settle lawsuits and in management's opinion is not currently involved in any material litigation which could result in additional obligations. The Company settled a lawsuit in the current year with a major supplier and significantly reduced its future commitments. During the year ended June 30, 1996, the Company agreed to pay the supplier an irrevocable consulting fee of $500,000, payable in monthly installments of $4,200 for a period of ten years commencing on June 15, 1996 and to use the supplier exclusively for various paper products used by the Company in Numero Uno Pizzeria restaurants for a period of five years. During the current year, the Company filed a demand for arbitration alleging that the supplier violated the terms of a settlement agreement reached during the year ended June 30, 1996. In November 1996, the parties entered into a new settlement agreement. Pursuant to the terms of the new final settlement agreement, the Company made a lump sum payment of $101,000 to the supplier and agreed to make monthly installment payments totalling $117,500 plus interest at 8% per annum through November 1, 2001 to fully satisfy its obligation.

The Company has reduced and extended its long-term debt requirements. During the year ended June 30, 1997, principal payments on long-term debt totalled $541,000 compared to $435,200 during the year ended June 30, 1996.

During the year ended June 30, 1997, the Company has continued to raise capital through stock offerings ($515,000). Collections on notes receivable remained stable and totalled $191,800 for the year ended June 30, 1997. The Company also borrowed $140,600 from its president and an affiliated corporation that he controls.

Due to the factors discussed above, although cash flow has declined in the current year, in management's opinion, cash flow should improve and stabilize in the future.

The Company plans to grow through the acquisition of established restaurant businesses which may help increase its profitability in the near future, and the Company will also continue to concentrate on strengthening its existing franchise base and expanding its international franchising operations.

Operating Activities

Accounts receivable have increased $47,700 to $127,900 at June 30, 1997 primarily because franchisees have had continued difficulty making royalty payments in a timely manner. Past due royalties of $83,500 were converted to notes receivable during the year ended June 30, 1997.

Inventories increased $7,700 to $24,500 at June 30, 1997 due to the completion and opening of a restaurant location that was under construction at June 30, 1996 and the purchase of inventory at the Sandwich Express bakery.

Prepaid expenses increased $3,500 to $78,300 at June 30, 1997 due primarily to an agreement whereby the Company received $15,000 of consulting services in exchange for 150,000 shares of common stock at $.10 per share.

Deposits and other assets increased $11,500 to $33,300 at June 30, 1997 due to the payment of a rent deposit on one of the restaurants purchased during June 1996.

Accounts payable and accrued expenses decreased $60,100 to $516,300 at June 30, 1997 due to the increased payment of outstanding trade payables during the year.

Deferred franchise fee income decreased $64,000 to $100,900 at June 30, 1997. The Company entered into a new licensing agreement for fees of $25,000 and $89,000 of deferred franchise fees were recognized as income during the year ended June 30, 1997.

Accrued franchise advertising payable decreased $68,900 to $46,600 at June 30, 1997. Correspondingly, restricted cash and franchisee advertising receivable have also decreased $68,900 to $17,000 and $29,600, respectively, at June 30, 1997.

Investing Activities

Notes receivable increased $141,100 to $725,300 at June 30, 1997. The Company exchanged $305,000 of notes receivable for fixed assets, exchanged $83,500 of accounts receivable for notes receivable, received $5,000 of fixed assets in exchange for a reduction in notes receivable and received $191,800 of principal payments on outstanding amounts due. In addition, the Company specifically wrote off notes receivable of $181,400 and increased its reserve for possible future notes receivable losses by $130,800.

In January 1997, the Company paid $200,000 to acquire certain assets of the DAS Group, Inc. which included worldwide franchising rights ($20,000), a covenant not to compete ($36,000) and goodwill ($144,000). Goodwill represents the excess of the purchase price of the net assets of the DAS Group, Inc. over their fair value at the date of acquisition.

Net leasehold improvements, property and equipment and construction in progress decreased $457,800 to $1,154,100 at June 30, 1997. The decrease is due primarily to depreciation and amortization of $240,200, the sale of equipment and leasehold improvements with net book values totaling $234,800, purchases of $12,200 and $5,000 of equipment received as payment on a note receivable.

Financing Activities

Long-term debt decreased $557,900 to $411,200, accrued litigation settlements decreased $373,300 to $122,500 and loans payable to related parties increased $170,600 to $173,900 at June 30, 1997. The Company borrowed $13,100, made principal payments on long-term debt of $541,000 and paid $118,300 toward an accrued litigation settlement. The Company recognized $260,000 of income as a previously accrued litigation settlement to a supplier was modified. The Company also received $140,600 from related parties.

Common stock and additional paid-in capital increased $7,100 and $559,900 to $31,100 and $5,989,100, respectively, at June 30, 1997.

The Company raised $652,000 from Regulation S stock offering subscriptions and issued common stock in exchange for $15,000 of consulting services. The Company collected $515,000 of the subscriptions. In addition, the Company paid an additional $100,000 to an individual who sold the Company a restaurant during the year ended June 30, 1996 in exchange for common stock. The Company agreed to make the payment since the seller was unable to sell the Company's common stock at a value established by the parties in connection with the Company's acquisition of the restaurant. The Company charged the $100,000 payment to additional paid-in capital.

Results of Operations

Year Ended June 30, 1997 as Compared to the Year Ended June 30, 1996

Franchise Operations

Initial franchise fees increased $25,100 to $89,000 (39.3%) as compared to $63,900 for the year ended June 30, 1996. The increase resulted from the opening of the first international restaurant location in Indonesia in December 1996.

For the year ended June 30, 1997, the Company earned royalty income of $554,400, a decrease of $58,000 (9.5%) as compared to royalty income of $612,400 for the year ended June 30, 1996. This decrease is due primarily to a continued decline in system- wide sales and the conversion of three franchises into Company- owned restaurants in June 1996 from which the Company no longer receives royalties.

The overall decrease in royalty income was offset in part by the acquisition of Sandwich Express in January 1997. Royalties earned from new franchisees totaled $49,400 during the year ended June 30, 1997.

Rental income for the year ended June 30, 1997 increased $17,900 (10.9%) to $181,800 as compared to $163,900 for the year ended June 30, 1996. This increase is due to increased rental receipts from franchisees who pay their rent to the Company who, in turn, pays rent directly to the landlord.

Interest income decreased $40,500 (47.8%) to $44,200 for the year ended June 30, 1997 as compared to $84,700 for the year ended June 30, 1996. This decrease is due to the Company's successful collection of notes receivable during the year ended June 30, 1996 resulting in fewer interest bearing notes receivable outstanding during the year ended June 30, 1997.

Rebate income decreased $8,700 (4.9%) to $169,800 for the year ended June 30, 1997 as compared to $178,500 for the year ended June 30, 1996. This decrease is due primarily to an overall decrease in system-wide sales for the year ended June 30, 1997.

Other income increased $53,800 (203.8%) to $80,200 for the year ended June 30, 1997 as compared to $26,400 for the year ended June 30, 1996 due to the collection of past due charges from a former franchisee, increased pizza sauce sales and increased vending machine income for the year ended June 30, 1997.

The Company recognized $260,000 of forgiveness of debt income for the year ended June 30, 1997 due to the reduction of a previously accrued litigation settlement with a major supplier.

The Company recognized $70,200 of gain on the sales of restaurant equipment and leasehold improvements during the year ended June 30, 1997.

Rent expense decreased $8,200 (3.3%) to $238,400 for the year ended June 30, 1997 as compared to $246,600 for the year ended June 30, 1996. This decrease is due primarily to a reduction in rents paid for restaurant equipment.

General and administrative expenses consist of corporate payroll and related benefits, insurance, professional fees, license fees and depreciation and amortization. These expenses decreased $134,800 (13.6%) to $854,300 for the year ended June 30, 1997 as compared to $989,100 for the year ended June 30, 1996. This decrease is due primarily to an overall reduction in administrative and management staff expenses and legal fees.

Bad debt expense decreased $311,200 (75.8%) to $99,400 for the year ended June 30, 1997 as compared to $410,600 for the year ended June 30, 1996. The Company wrote off a substantial amount of franchisee accounts and notes receivable during the year ended June 30, 1996.

During the year ended June 30, 1997, the Company's consulting expense decreased $28,400 (71.7%) to $11,200 as compared to $39,600 for the year ended June 30, 1996. The Company entered into only one consulting agreement during the year ended June 30, 1997 totaling $15,000, of which $3,800 remained as prepaid consulting fees at June 30, 1997.

Interest expense decreased $31,600 (42.8%) to $42,200 for the year ended June 30, 1997 as compared to $73,800 for the year ended June 30, 1996. This decrease is due primarily to a continued reduction in notes payable.

During the year ended June 30, 1997, the Company settled a lawsuit by agreeing to pay the plaintiff $5,000. During the year ended June 30, 1996, the Company settled a lawsuit by agreeing to pay a plaintiff supplier an irrevocable consulting fee of $500,000. At June 30, 1996, the Company also expected to settle a lawsuit in the amount of $19,000 and accrued the settlement at June 30, 1996.

Company-owned Restaurant Operations

Company-owned restaurant revenues increased $1,225,000 (253.5%) to $1,708,200 for the year ended June 30, 1997 as compared to $483,200 for the year ended June 30, 1996. From October 1995 until June 1996, no Company-owned restaurants were in operation. The significant increase in revenues is due to the acquisition of three restaurants in June 1996 and the opening of a new restaurant during the current year.

As a result of restaurant openings gross profit increased $833,800 (259.8%) from $320,900 for the year ended June 30, 1996 to $1,154,700 for the year ended June 30, 1997. Gross profit, as a percentage of sales increased 1.2% from 66.4% to 67.6% for the year ended June 30, 1997. The increase was due to the opening of new restaurant locations which feature quality food and service at moderate prices and whose menus offer dishes with slightly lower costs.

Overall company-owned restaurant expenses increased $1,202,100 (193.7%) to $1,822,800 for the year ended June 30, 1997 compared to $620,700 for the year ended June 30, 1996.

These increases are due to the acquisition of the Sandwich Express bakery in January 1997 and the operation of four company-owned restaurants for the entire year ended June 30, 1997.

For the year ended June 30, 1997, the Company had net income of $82,900 compared to a net loss of $1,273,800 for the year ended June 30, 1996.

Year Ended June 30, 1996 Compared to the Year Ended June 30, 1995

Franchise Operations

Franchise fees decreased $177,700 (73.6%) to $63,900 as compared to $241,600 for the year ended June 30, 1995. The decrease resulted from higher fees earned during the year ended June 30, 1995 due to the opening of two international restaurants, one in Kuwait and one in South Korea.

Royalties decreased $198,300 (24.5%) to $612,400 as compared to royalties earned of $810,700 during the year ended June 30, 1995. The decrease was due primarily to the Company operating a higher number of restaurants during the year ended June 30, 1995, a reduction in royalty percentages charged franchisees and the closing of a greater number of franchised restaurants during the year ended June 30, 1996.

Rental income decreased $138,400 (45.8%) to $163,900 as compared to rental income earned of $302,300 during the year ended June 30, 1995. The decrease is due to the majority of the Company's sublessees having negotiated their own leases directly with landlords instead of paying their rent to the Company. Historically, the Company's only source of rental income was from franchisees who purchased restaurants that were previously owned by the Company and from independent business owners who became sublessees of the Company when a Company-owned restaurant was sold or closed. The Company, who remained obligated on the leases, would collect rent from the franchisees or independent business owners (subleases) and pay it directly to lessors. This trend of decreased rental income is expected to continue in future periods.

During the year ended June 30, 1996, interest income increased $30,200 (55.4%) to $84,700 as compared to interest income earned of $54,500 during the year ended June 30, 1995. This increase is due primarily to collectible accrued interest on notes receivable assumed or taken back during the year ended June 30, 1996.

Rebate income decreased $36,100 (16.8%) to $178,500 during the year ended June 30, 1996 as compared to rebate income earned of $214,600 during the year ended June 30, 1995. The decrease is attributed to lower sales during the year ended June 30, 1996.

The Company had $192,900 of forgiveness of debt income during the year ended June 30, 1996. The Company paid $150,200 of its loan balance to a bank and the unpaid balance of $29,500 was forgiven by the bank; the remaining $163,400 of forgiveness of debt income recognized was related to amounts due to various note holders and vendors.

The Company recognized $177,900 of losses from the sale or closure of six Company-owned restaurants during the year ended June 30, 1996. During the year ended June 30, 1995, the Company incurred $880,600 of losses on the closure of five and the sale of eight Company-owned restaurants and its centralized telephone center. The restaurants were closed in both years due to poor operating performance.

General and administrative expenses consist of corporate payroll and related benefits, insurance, professional fees, license fees, depreciation and amortization. Administrative expenses decreased $354,100 (26.4%) to $989,100 as compared to $1,343,200 for the year ended June 30, 1995. The decrease was due to reduced corporate payroll resulting from restaurant dispositions (only six employees for ten months of the year ended June 30, 1996). This decrease was offset by legal expenses of approximately $206,000 incurred in defending lawsuits against the Company.

Bad debt expense increased $22,000 (5.7%) to $410,600 due to the continued writeoff of uncollectible franchise notes and accounts receivable during the year ended June 30, 1996.

Consulting expense decreased $552,900 (93.3%) to $39,600 for the year ended June 30, 1996 compared to $592,500 for the year ended June 30, 1995. During the year ended June 30, 1995, the Company entered into significant consulting agreements in exchange for common stock.

Interest expense decreased $62,500 (45.9%) to $73,800 as compared to $136,300 for the year ended June 30, 1995. The decrease resulted from the repayment of notes payable during the year ended June 30, 1996. There were no significant additions to notes payable until June 1996.

During the year ended June 30, 1996, the Company settled a lawsuit by agreeing to pay the plaintiff an irrevocable consulting fee of $500,000. The Company also expected to settle a lawsuit with a plaintiff for approximately $19,000 and therefore accrued this amount at June 30, 1996.

Company-owned Restaurant Operations

Sales decreased $2,976,800 (86.0%) to $483,200 for the year ended June 30, 1996 as compared to sales of $3,460,000 for the year ended June 30, 1995. The decrease resulted from the sale and closure of six Company-owned restaurants in the first two quarters of the year ended June 30, 1996.

As a result of restaurant closures, gross profit decreased $1,564,700 (83.0%) from $1,885,600 for the year ended June 30, 1995 to $320,900 for the year ended June 30, 1996. Gross profit, as a percentage of sales, increased to 11.9% from 54.5% to 66.4% for the year ended June 30, 1996. The increase was due to the closure of new upscale prototype restaurants featuring quality food and service at moderate prices. The menu featured dishes with a higher cost such as shrimp and pesto sauce.

Operating expenses decreased $1,523,700 (85.1%) from $1,790,300 for the year ended June 30, 1995 to $266,600 for the year ended June 30, 1996 as a result of restaurant closures.

General and administrative expenses consist mainly of advertising, rent, depreciation and amortization and property taxes. General and administrative expenses decreased $926,000 (82.9%) to $191,800 for the year ended June 30, 1996 as compared to $1,117,800 for the year ended June 30, 1995. The decrease is due to the closure of Company-owned restaurants in the first two quarters of the year ended June 30, 1996. Company-owned restaurants generated high administrative expenses whey they were in operation.

President's Comments

The Company reported a net profit of $82,900 for the year ended June 30, 1997. This is the first profitable year in recent years and represents a dramatic turnaround from the $1,273,800 net loss incurred in the year ended June 30, 1996 and the $2,923,500 loss incurred in the year ended June 30, 1995.

During the current fiscal year, the Company acquired the assets of an Oregon restaurant chain called Oregon's Original Sandwich Express and Bakery. These assets were immediately sold to Formaggi Inc. in exchange for 2,000,000 shares of stock. This transaction was done for two primary reasons; to provide the Company with a vehicle with which to expand nationally; and, secondly, to give the Company a new concept which it could use in its existing restaurants. The transaction also enabled the Company to incorporate its pizza operation into a sandwich restaurant chain to determine the viability of a combined concept. One of the Oregon sandwich restaurants was converted into a new dual concept restaurant and has shown significant increases in sales since the conversion. Recently, a Numero Uno Pizzeria restaurant incorporated the Sandwich concept into its operations and it has also experienced a significant increase in sales. The Company believes that this dual concept is its vehicle of the future.

Numero Uno Company-owned restaurant operations have not performed as well as anticipated by management. Sales volume and other revenues have reached projections, however, profitability of operations has not met expectations. Franchise sales have started to improve and, as a result, revenues to the Company from this area have stabilized.

The international marketplace continues to perform well. The Company has entered into new development agreements in the Philippines and Indonesia. Kuwait and South Korea continue to expand on schedule. Management anticipates the sale of at least one additional international development agreement during the year ended June 30, 1998.

Based on the operating results for the year ended June 30, 1997, the Company had decided to pursue the following objectives:

      * Seek a merger or acquisition candidate that can either be incorporated into the Numero Uno concept or whose operations can utilize the Numero Uno concept

      * Sell existing Company-owned restaurants to new franchisees so that the Company's energy and resources can be focused on more profitable areas

      * Seek a financial partner to accelerate the conversion, growth and expansion of the Numero Uno Pizzeria/ Sandwich Express dual concept

Management will be seeking shareholder confirmation of these ideas at the next shareholders' meeting.

Clearly, the year ended June 30, 1997 was a success. Management believes it has confirmed the future of the Company but anticipates that the first and second quarters of fiscal 1998 will be, at best, marginally profitable. However, management is confident that fiscal 1998 will continue to show improved operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related information required to be filed hereunder are indexed on Page F-1 of this report and are incorporated herein by reference.


                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and other significant employees of the Company are listed below, together with certain information concerning them. None of the executive officers or other significant employees have an employment agreement with the Company.

      Name                     Age                         Positions
---------------                ---                 -----------------------------
Ronald J. Gelet                54                  Chairman of the Board,
President                                          of the Company and affiliated
                                                   companies

Gloria A. Gelet                49                  Director

Daniel A. Rouse                47                  Director

Business Experience

The following is a brief account of the business experience during the last five years of the Company's directors and executive officers:

Ronald J. Gelet is the founder of the Numero Uno Pizzeria and Italian Restaurant concept. He serves as Chairman of the Board and President of N. U. Pizza Holding Corporation and affiliated companies, Numero Uno Franchise Corporation, Numero Uno, Inc. and Formaggi Inc. Mr. Gelet has over 25 years of extensive entrepreneurial and management experience in the restaurant business. Mr. Gelet attended the University of Wisconsin, Madison where he received a Bachelor of Arts degree.

Gloria A. Gelet is the Advertising Director of the Company and is the spouse of Ronald J. Gelet, the founder of the Numero Uno Pizzeria and Italian Restaurant concept. Mrs. Gelet has over 20 years experience in marketing and management in the restaurant franchising industry and has been employed by the Company since 1984 as a marketing consultant and currently as the Director of Advertising.

Daniel A. Rouse is the Vice President of Operations of the Company. Mr. Rouse has over 20 years experience in the food service industry and has been employed by the Company since 1994 as the Vice President of Operations.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows all cash compensation incurred by the Company for services rendered during the year ended June 30, 1997, to each of the Company's directors and executive officers and to all executive officers as a group:

    Name                               Office                  Cash Compensation
---------------              -------------------------         -----------------

Ronald J. Gelet              President                            $ 126,076

Gloria A. Gelet              Director of Advertising              $  30,535

Daniel A. Rouse              Vice President Operations            $  41,900


All executive
 officers as a
 group (3 persons)                                                $ 198,511


In addition, $19,762 was paid for Mr. Gelet's family medical insurance.

Compensation Under Plans

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Name                         Office              Amount     Percentage
----------------------------        -------------         ---------   ----------

Ronald J. Gelet (1)                 President and         5,093,200     16.3%
15834 Highland Court                Director
Solana Beach, California

Numero Uno Development, Inc.                    -           774,072      2.5%
Gelet Family Trust
312 S. Cedros Avenue #315
Solana Beach, California

(1) Includes 100,000 shares held by the Joseph James Gelet Trust for the benefit of Mr. Gelet's son. In addition, Gloria A. Gelet is the beneficial owner of Mr. Gelet's stock. Mr. Gelet disclaims beneficial ownership of 400,000 shares held by his brother, Steve Gelet.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the eleven months ended June 30, 1994, Ronald J. Gelet, President of the Company, as owner of the secret recipe for proprietary pizza dough assigned his rights, as part of a divorce settlement, to receive a licensing fee of $.08 per pound from the manufacturer for purchases of the pizza dough made by the Company and its franchisees. Mr. Gelet continues to receive revenue pursuant to an exclusivity agreement with the Company. Income from the Company is in consideration for the exclusive use of his dough products and recipes in designated territories. Such fee is calculated at $.02 per pound of dough purchased by the Company and its franchisees. At June 30, 1997, the Company owed Mr. Gelet $33,300 in dough royalties.

Mr. Gelet converted $522,900 of his debt from the Company to common stock during the year ended June 30, 1995.

During the year ended June 30, 1997, Mr. Gelet and an affiliated corporation, CMG Sales, Inc., that he controls, loaned the Company $45,600 and $95,000, respectively. These loans totaling $140,600 are payable on demand. Mr. Gelet's loan is non-interest bearing and CMG Sales, Inc.'s loan bears interest at 5% per annum.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. Reference is made to the Index to Financial Statements of the Company on page F-1 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule. The following financial statement schedule is submitted herewith:

Schedule II - Valuation and Qualifying Accounts on page F-41

All other schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the financial statements or notes thereto.


(a)(3) Exhibits. The following documents are exhibits to this Annual Report on Form 10-K:

 Number                       Description
 ------                       -----------

3.1          Articles of Incorporation of Gelet Enterprises,                    *
             Inc. dated August 28, 1981 filed as Exhibit 3.1
             to the Company's Annual Report on Form 10-K for
             the eleven months ended June 30, 1994.

3.2          Certificate of Amendment of Articles of                            *
             Incorporation of Gelet Enterprises, Inc. dated March 24,
             1988 filed as Exhibit 3.2 to the Company's Annual Report
             on Form 10-K for the eleven months ended June 30, 1994.

3.3          By-laws of Gelet Enterprises, Inc dated                            *
             September 9, 1981 filed as Exhibit 3.3 to
             the Company's Annual Report on Form 10-K
             for the eleven months ended June 30, 1994.

3.4          First Amendment to the By-laws of Gelet                            *
             Enterprises, Inc. dated February 18, 1988
             filed as Exhibit 3.4 to the Company's Annual
             Report on Form 10-K for the eleven months
             ended June 30, 1994.

3.5          Certificate of Amendment of Articles of                            *
             Incorporation dated March 11, 1993 filed
             as Exhibit 3.5 to the Company's Annual
             Report on Form 10-K for the eleven months
             ended June 30, 1994.

3.6          Certificate of Name Change dated March                             *
             11, 1993 filed as Exhibit 3.6 to the
             Company's Annual Report on Form 10-K
             for the eleven months ended June 30, 1994.

3.7          Certificate of Amendment of Articles of                            *
             Incorporation dated April 9, 1994 filed
             as Exhibit 3.7 to the Company's Annual
             Report on Form 10-K for the eleven months
             ended June 30, 1994.

3.8          Articles of Merger of Woodbury, Inc. into                          *
             N. U. Holding Corporation filed
             April 19, 1994 filed as Exhibit 3.8 to
             the Company's Annual Report on Form 10-K
             for the eleven months ended June 30, 1994.


3.9          Certificate of Amendment of Articles of                            *
             Incorporation of N. U. Pizza Holding
             Corporation filed April 27, 1993 filed
             as Exhibit 3.9 to the Company's Annual
             Report on Form 10-K for the eleven months
             ended June 30, 1994.

3.10         Certificate of Name Change dated April                             *
             27, 1993 filed as Exhibit 3.10 to the
             Company's Annual Report on Form 10-K
             for the eleven months ended June 30, 1994.

3.11         Certificate of Amendment of Articles of                            *
             Incorporation of N. U. Pizza Holding
             Corporation filed May 6, 1994 filed as
             Exhibit 3.11 to the Company's Annual
             Report on Form 10-K for the eleven months
             ended June 30, 1994.

10.1         Full Service Franchise Agreement filed as                          *
             Exhibit 10.1 to the Company's Annual Report on Form 10-K
             for the eleven months ended June 30, 1994.

10.2         Takeout and Delivery Franchise Agreement                           *
             filed as Exhibit 10.2 to the Company's
             Annual Report on Form 10-K for the eleven months ended
             June 30, 1994.

10.3         Dough Exclusivity Agreement between N. U.                          *
             Pizza Holding Corporation and Ronald J.
             Gelet filed as Exhibit 10.3 to the
             Company's Annual Report on Form 10-K for the eleven months ended June 30, 1994.

22.1         List of Subsidiaries.


* By this reference incorporated herein and made a part hereof.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on October 14, 1997.


Date:          October 14, 1997        N. U. Pizza Holding Corporation




                                       By: /s/ Ronald J. Gelet
                                           -------------------------------------
                                           Ronald J. Gelet, President


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:          October 14, 1997        _________________________________________

                                       Ronald J. Gelet,
                                       Director, President, Chief
                                       Executive Officer, Chief
                                       Financial and Accounting
                                       Officer


Date:          October 14, 1997        _________________________________________

                                       Gloria A. Gelet
                                       Director


Date:          October 14, 1997        _________________________________________

                                       Dan Rouse
                                       Director

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended June 30, 1997, 1996 and 1995


                                                           Page
                                                           ----

Independent Auditor's Report                                F-2

Consolidated Balance Sheets, June 30, 1997 and 1996         F-4

Consolidated Statements of Operations, Years Ended
  June 30, 1997, 1996 and 1995                              F-6

Consolidated Statements of Stockholders' Equity (Deficit),
  Years Ended June 30, 1997, 1996 and 1995                  F-8

Consolidated Statements of Cash Flows, Years Ended
  June 30, 1997, 1996 and 1995                              F-9

Notes to Consolidated Financial Statements                 F-12

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
N. U. Pizza Holding Corporation and Subsidiaries

I have audited the accompanying consolidated balance sheets of N. U. Pizza Holding Corporation and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1997, 1996 and 1995. I have also audited the consolidated financial statement schedule listed in the index at
Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N. U. Pizza Holding Corporation and Subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended June 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. Also, in my opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has negative working capital at June 30, 1997. As discussed in Note 1 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    Bennett Block Accountancy Corporation


Los Angeles, California
September 18, 1997

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                              June 30,       June 30,
                                                1997           1996
                                             ----------     ----------

               ASSETS

Current assets:
 Cash and cash equivalents                   $     --       $  255,100
 Restricted cash                                 17,000         44,900
 Franchisee advertising receivable               29,600         70,600
 Receivables, net of allowance for
  doubtful accounts of $65,900 and
  $48,000, respectively                         127,900         80,200
 Current portion of notes receivable,
  net of allowance for possible future
  losses of $376,300 and $547,300,
  respectively                                  213,000        254,800
 Inventories                                     24,500         16,800
 Prepaid expenses                                78,300         74,800
                                             ----------     ----------
        Total current assets                    490,300        797,200
                                             ----------     ----------
Other assets:
 Notes receivable, net of allowance for
  possible future losses of $40,200 and
  $0, respectively                              512,300        329,400
 Intangibles assets, net of accumulated
  amortization of $250,400 and $180,000,
  respectively                                  249,600        120,000
 Deposits and other assets                       33,300         21,800
                                             ----------     ----------
                                                795,200        471,200
                                             ----------     ----------
Leasehold improvements, property and
 equipment and construction in progress,
 net of accumulated depreciation and
 amortization                                 1,154,100      1,611,900
                                             ----------     ----------
                                             $2,439,600     $2,880,300
                                             ==========     ==========


The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                 June 30,        June 30,
                                                   1997            1996
                                               -----------      -----------

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt             $   180,800      $   631,100
 Accounts payable and accrued expenses             516,300          576,400
 Accrued franchise advertising                      46,600          115,500
 Current portion - accrued litigation
  settlements                                       32,000           50,000
 Loans payable to related parties                  173,900            3,300
                                               -----------      -----------
        Total current liabilities                  949,600        1,376,300
                                               -----------      -----------
 Long-term debt, net of current portion            230,400          338,000
 Accrued litigation settlements, net
  of current portion                                90,500          445,800
 Deferred franchise fee income                     100,900          164,900

Commitments and contingencies                         --               --

Stockholders' equity:
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 80,000 shares issued and
  outstanding (aggregate liquidation
  preference $400,000)                               8,000            8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                               4,400            4,400
 Common stock, $.001 par value per
  share, authorized 50,000,000 shares,
  issued, subscribed and outstanding
  31,139,008, and 24,039,008, respectively          31,100           24,000
 Additional paid-in capital                      5,989,100        5,429,200
 Notes receivable arising from stock
  purchase agreements                             (487,000)        (350,000)
 Accumulated deficit                            (4,477,400)      (4,560,300)
                                               -----------      -----------
                                                 1,068,200          555,300
                                               -----------      -----------
                                               $ 2,439,600      $ 2,880,300
                                               ===========      ===========


The accompanying notes are an integral part of these financial statements.

                       N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                  June 30,        June 30,         June 30,
                                    1997            1996             1995
                                -----------     -----------      -----------

FRANCHISE OPERATIONS:
REVENUES:
 Initial franchise fees         $    89,000     $    63,900      $   241,600
 Royalties                          554,400         612,400          810,700
 Rental income                      181,800         163,900          302,300
 Interest income                     44,200          84,700           54,500
 Rebate income                      169,800         178,500          214,600
 Other income                        80,200          26,400             --
 Forgiveness of debt                260,000         192,900             --
 Gain (loss) on sales of
  restaurants and equipment          70,200        (177,900)        (880,600)
                                -----------     -----------      -----------
                                  1,449,600       1,144,800          743,100
                                -----------     -----------      -----------
COSTS AND EXPENSES:
 Rent                               238,400         246,600          338,000
 General and administrative         854,300         989,100        1,343,200
 Bad debt expense                    99,400         410,600          388,600
 Consulting                          11,200          39,600          592,500
 Interest expense                    42,200          73,800          136,300
 Litigation settlements               5,000         519,000             --
                                -----------     -----------      -----------
                                  1,250,500       2,278,700        2,798,600
                                -----------     -----------      -----------
 Franchise operating income
  (loss)                            199,100      (1,133,900)      (2,055,500)
                                -----------     -----------      -----------


The accompanying notes are an integral part of these financial statements.

                        N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED) FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                   June 30,          June 30,         June 30,
                                     1997              1996             1995
                                 ------------      ------------      ------------

COMPANY-OWNED RESTAURANT
 OPERATIONS:
 Sales                           $  1,708,200      $    483,200      $  3,460,000
                                 ------------      ------------      ------------

COSTS AND EXPENSES:
 Cost of sales                        553,500           162,300         1,574,400
 Operating                            827,600           266,600         1,790,300
 General and administrative           441,700           191,800         1,117,800
                                 ------------      ------------      ------------
                                    1,822,800           620,700         4,482,500
                                 ------------      ------------      ------------
 Company-owned restaurant
  loss                               (114,600)         (137,500)       (1,022,500)
                                 ------------      ------------      ------------
 Income (loss) before income
  tax provision (benefit)              84,500        (1,271,400)       (3,078,000)

 Income tax provision
  (benefit)                             1,600             2,400          (154,500)
                                 ------------      ------------      ------------
 Net income (loss)               $     82,900      $(1,273,800)      $ (2,923,500)
                                 ============      ============      ============
 Net income (loss)
  per share                      $          -      $       (.08)     $       (.29)
                                 ============      ============      ============
 Weighted average number of
  shares outstanding               30,846,616        15,420,508        10,203,653
                                 ============      ============      ============


The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                                                     Preferred Stock
                                      Common Stock                     Series B & C
                         -------------------------------------   ------------------------
                            Shares                    Note
                         Issued, Sub-                issued         Shares                  Additional
                         scribed and               for Shares     Issued and                 Paid-in     Accumulated
                         Outstanding   Par Value   Subscribed    Outstanding   Par Value     Capital       Deficit        Total
                         -----------  -----------  -----------   -----------  -----------  -----------   -----------   -----------

Balance, June 30, 1994     8,002,700  $     8,000  $      --          80,000  $     8,000  $   651,900   $  (363,000)  $   304,900
Common shares issued
 and subscribed            6,221,254        6,200  $  (210,000)         --           --      2,618,300          --       2,414,500
Preferred shares issued         --           --           --          44,000        4,400       39,600          --          44,000
Net loss                        --           --           --            --           --           --      (2,923,500)   (2,923,500)
                         -----------  -----------  -----------   -----------  -----------  -----------   -----------   -----------
Balance, June 30, 1995    14,223,954       14,200     (210,000)      124,000       12,400    3,309,800    (3,286,500)     (160,100)

Common shares issued
 and subscribed, net
 of uncollectible
 subscriptions of
 $210,000 (Note 4)         9,815,054        9,800     (140,000)         --           --      2,119,400          --       1,989,200

Net loss                        --           --           --            --           --           --      (1,273,800)   (1,273,800)
                         -----------  -----------  -----------   -----------  -----------  -----------   -----------   -----------
Balance, June 30, 1996    24,039,008       24,000     (350,000)      124,000       12,400    5,429,200    (4,560,300)      555,300

Common shares issued
 and subscribed            7,100,000        7,100     (137,000)         --           --        559,900          --         430,000

Net income                      --           --           --            --           --           --          82,900        82,900
                         -----------  -----------  -----------   -----------  -----------  -----------   -----------   -----------
Balance, June 30, 1997    31,139,008  $    31,100  $  (487,000)      124,000  $    12,400  $ 5,989,100   $(4,477,400)  $ 1,068,200
                         ===========  ===========  ===========   ===========  ===========  ===========   ===========   ===========


* Share amounts restated to reflect recapitalization with Woodbury, Inc. in April 1994.


The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                         June 30,      June 30,     June 30,
                                           1997          1996         1995
                                       -----------   -----------   -----------

Cash flows from operating activities:
 Net income (loss)                     $    82,900   $(1,273,800)  $(2,923,500)
  Adjustments to reconcile
  net income (loss) to net
  cash used by
  operating activities:
   Depreciation and
    amortization                           310,600       157,900       325,300
   Gain on sale of
    restaurants and
    equipment                              (70,200)      (13,900)     (125,100)
   Loss on sale of
    restaurants and
    equipment                                 --         191,800     1,005,700
   Litigation settlements                   18,100       519,000          --
   Forgiveness of debt                    (260,000)     (192,900)         --
   Realization of deferred
    income                                 (89,000)      (58,900)     (210,800)
   Stock issued for
    consulting services                     15,000          --         592,500
   Unamortized intangible
    asset written off                         --            --         133,000
   Provision for doubtful
    receivables                             95,800       410,700       388,600
   Decrease in income
    taxes payable                             --            --        (153,700)
  Changes in assets
   and liabilities:
   Receivables, net                       (176,400)     (158,300)       46,500
   Inventories                              (7,700)       12,000        41,000
   Prepaid expenses and
    other current assets                   (15,000)       (6,100)       (8,000)
   Accounts payable and
    accrued expenses                      (178,400)      162,700       267,200
   Deferred franchise
    fee income                              25,000        25,000        (1,200)
   Income taxes payable                       --          (3,200)         (800)
                                       -----------   -----------   -----------
   Net cash used by
    operating activities                  (249,300)     (228,000)     (623,300)
                                       -----------   -----------   -----------


The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                               June 30,      June 30,     June 30,
                                 1997          1996         1995
                              -----------   -----------   -----------

Cash flows from investing
 activities:
 Additions to notes
  receivable                  $      --     $   (12,700)  $  (318,400)
 Collections on notes
  receivable                      191,800       219,000       200,800
 Acquisition of intangibles      (200,000)         --            --
 Proceeds from sale of
  restaurants and equipment          --            --         142,500
 Capital expenditures             (12,200)      (10,000)     (619,700)
                              -----------   -----------   -----------
  Net cash (used) provided
   by investing activities        (20,400)      196,300      (594,800)
                              -----------   -----------   -----------
Cash flows from financing
 activities:
 Increase (decrease) in
  loans payable to
  related parties                 140,600      (116,700)      130,500
 Increase in notes payable           --          10,000       107,400
 Principal payments on
  long-term debt                 (541,000)     (435,200)     (345,800)
 Collections of subscription
  notes receivable                   --          20,000          --
 Proceeds from issuance of
  common stock                    415,000       793,600     1,301,900
                              -----------   -----------   -----------
  Net cash provided
   by financing activities         14,600       271,700     1,194,000
                              -----------   -----------   -----------

Net (decrease) increase in
 cash and cash equivalents       (255,100)      240,000       (24,100)

Cash and cash equivalents,
 beginning of period              255,100        15,100        39,200
                              -----------   -----------   -----------
Cash and cash equivalents,
 end of period                $      --     $   255,100   $    15,100
                              ===========   ===========   ===========


The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                              June 30,    June 30,    June 30,
                                1997        1996        1995
                             ----------  ----------  ----------

Supplemental information:

 Cash paid for interest      $   42,200  $   73,800  $  103,200

 Cash paid for taxes              2,400       3,200       4,000



Non-cash transactions:

 Forgiveness of receivables
  in exchange for fixed
  assets                     $    5,000  $  151,700  $  227,800

 Notes receivable issued
  in exchange for accounts
  receivable                     83,500      87,400        --

 Notes receivable issued
  for stock                     652,000     140,000     210,000

 Notes receivable received
  for fixed assets              305,000     477,500        --

 Note payable issued in
  exchange for accounts
  payable                          --        38,500        --

 Issuance of stock in
  exchange for fixed assets        --     1,245,000     230,600


 Conversion of debt to
  equity                           --       310,600     566,900


The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

During the year ended June 30, 1997, the Company reported net income of $82,900. This was the first time in several years that the Company has been profitable despite increased competition in the marketplace from both national and regional pizza restaurant chains. Until recently, the Company's profitability was also negatively impacted by depressed economic conditions within Southern California.

During the years ended June 30, 1996 and 1995, the Company was forced to take back many previously sold restaurant locations because, in many cases, the Company remained obligated as lessee on the restaurant location. The operation of these restaurants and losses recognized on uncollectible notes receivable from franchisees forced the Company to incur significant net losses of $1,273,800 and $2,923,500, respectively, during the years ended June 30, 1996 and 1995. These trends have had an adverse affect on the Company's operations. As a result, the Company has an accumulated deficit of $4,477,400 and a working capital deficit of $459,300 at June 30, 1997.

During the current year, the Company increased its revenues as a result of acquiring certain assets of an Oregon restaurant chain (Note 2) and by operating its new Company-owned restaurant locations, acquired at the end of fiscal 1996, for most of the year. The Company's franchise operations have started to improve and have been profitable. However, Company-owned restaurants have still shown operating losses. The Company continued to reduce its operating costs, primarily as a result of the sale or closure of underperforming and unprofitable Company-owned restaurant locations and the renegotiation of restaurant lease commitments during the year ended June 30, 1996. The Company also continued to reduce its liabilities by the payment of obligations from cash flow.

Management has the following short-term and long-term operating and financial plans to further reduce its working capital deficit and to provide the working capital necessary to fund operations. The Company intends to expand its franchising operations internationally as there is worldwide demand for its products. The Company already has franchises in three Asian countries and Kuwait, and has entered into a new development agreement with a franchisee in the Philippines. Management anticipates the sale of at least one additional international development agreement during the next fiscal year.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation (continued)

Secondly, the Company intends to sell existing Company-owned restaurant units to new franchisees so that the amount of cash required to support this segment of its operations can be substantially reduced.

Thirdly, the Company plans to grow through the acquisition or merger with established restaurant businesses which may increase its profitability in the near future. The Company recently entered into an agreement to invest in the acquisition of an Oregon's Original Sandwich Express and Bakery restaurant location (Note 16).

Lastly, the Company continues to seek a financial partner that will accelerate the growth and expansion of the Numero Uno/Sandwich Express dual concept.

It is not possible to predict the success of management's subsequent efforts. If management is unable to achieve its goals, the Company will find it necessary to undertake actions as may be appropriate to continue operations and meet its commitments such as raising capital through additional stock issuances or debt financing.

The accompanying consolidated financial statements do no include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2.    Organization

N. U. Pizza Holding Corporation was incorporated in Nevada in 1981 as Gelet Enterprises, Inc. In April 1993, Gelet Enterprises, Inc. changed its name to N.
U. Pizza Holding Corporation.

On January 7, 1997, N.U. Pizza Holding Corporation consummated an Asset Purchase Agreement whereby it bought certain assets from the DAS Group, Inc., the owner of a bakery and the franchisor of Oregon sandwich restaurants for consideration of $200,000 in cash. Upon the closing of the Agreement, N.U. Pizza Holding Corporation contributed the $200,000 of assets purchased from the DAS Group, Inc. to its wholly-owned subsidiary, Formaggi Inc., a recently organized Nevada corporation, in exchange for 2,000,000 shares of Formaggi Inc.'s common stock (Note 3). Formaggi Inc. currently owns the bakery and franchises Oregon's Original

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    Organization (continued)

Sandwich Express and Bakery restaurants. N.U. Pizza Holding Corporation also owns a wholly-owned subsidiary, Numero Uno Franchise Corporation, which was incorporated in 1975 to franchise Numero Uno Pizzeria restaurants. All Company-owned restaurants, the bakery and most of the franchises are located in Southern California and Oregon.

Franchised and Company-owned restaurants (including a bakery - 1997) for the years ended June 30, 1997, 1996 and 1995 are as follows:


                                Franchised   Company-owned
                                Restaurants   Restaurants
                                -----------  -------------

Balance - July 1, 1994                   44            14
  Opened or purchased                    11             5
  Sold to or taken over
   by the Company                        (5)            0
  Sold to franchisees                     0            (8)
  Closed or terminated                   (6)           (5)
                                      -----         -----
Balance - June 30, 1995                  44             6
  Opened or purchased                    17             4
  Sold to or taken over
   by the Company                        (3)            0
  Sold to franchisees                     0            (5)
  Closed or terminated                   (7)           (1)
                                      -----         -----
Balance - June 30, 1996                  51             4
  Opened or purchased                    12             1
  Closed or terminated                   (6)           (0)
                                      -----         -----
Balance - June 30, 1997                  57             5
                                      =====         =====

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of N. U. Pizza Holding Corporation and its wholly-owned subsidiaries, Formaggi Inc. and Numero Uno Franchise Corporation, ("the Company").

Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Franchise Operations

The Company recognizes fifty percent of revenue earned from the sale of all individual and area franchises at the opening of each restaurant. The balance of the revenue is recognized over the sixty month period subsequent to the opening of the restaurant.

Management is also committed and obligated to provide certain supervisory functions to franchisees over the sixty months subsequent to the execution of the licensing agreement.

Royalty Fees

Royalties are charged to most franchisees based upon either a percentage of gross receipts or a fixed fee, depending on the terms of the individual franchise agreement, and are recognized as earned. During the years ended June 30, 1997, 1996 and 1995, in order to sell some Company-owned restaurants, the Company enticed potential buyers by offering to reduce, defer, or in one case, eliminate royalties.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    Summary of Significant Accounting Policies (continued)

Advertising Costs and Fees

Direct-response advertising costs are capitalized and are amortized over the period during which the future benefits are expected to be received; all other advertising costs are expensed as incurred. Advertising costs for the years ended June 30, 1997, 1996 and 1995 were $46,700, $42,000 and $101,100, respectively.

A fixed advertising fee is charged and billed to franchisees for use in creating, developing and purchasing local, regional and national advertising, public relations and promotional campaigns. Any unexpended advertising fees collected are deposited in a restricted bank account and recorded, along with uncollected advertising receivables, as a current liability.

At June 30, 1997 and 1996, the Company had restricted cash of $17,000 and $44,900, respectively. During the year ended June 30, 1996, the Company experienced difficulties collecting agreed upon advertising fees from most of its franchisees. Accordingly, the Company wrote off advertising receivables of approximately $56,700 and correspondingly reduced accrued franchise advertising on behalf of those franchisees.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with a maturity of ninety days or less when purchased.

Inventories

Inventories consist principally of food products and supplies and are stated at the lower of cost (first-in, first-out method) or market.

Leasehold Improvements

Leasehold improvements are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Leasehold improvements reacquired from franchisees are recorded at current market value which approximates historical book value.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost and includes restaurant equipment, furniture, fixtures and office equipment and vehicles. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Equipment reacquired from franchisees is recorded at current market value which approximates historical book value.

Construction in Progress

Construction in progress is stated at cost and represents the amount paid for certain restaurant equipment, leasehold improvements and capitalized costs incurred during the significant remodeling of a nonoperating restaurant that was purchased by the Company during the year ended June 30, 1996. The Company opened the restaurant and placed it in service for full operation during the year ended June 30, 1997.

Intangible Assets

At June 30, 1997, intangible assets consisted of $200,000 of assets purchased from DAS Group, Inc. which included worldwide franchising rights ($20,000), a covenant not to compete ($36,000) and goodwill ($144,000). Goodwill represents the excess of the purchase price of the net assets of the DAS Group, Inc. over their fair value at the date of acquisition, January 7, 1997 (Note 2). Intangible assets at June 30, 1997 and 1996 also include licensing rights to pizza dough recipes acquired at a cost of $300,000.

Goodwill is being amortized on the straight-line method over fifteen years. Franchising rights, the covenant not to compete and licensing rights are being amortized over five years. Amortization expense of $70,400, $60,000 and $60,000, related to these assets, was charged to operations during the years ended June 30, 1997, 1996, and 1995, respectively.

At June 30, 1994, intangible assets consisted of licensing rights and customer telephone listings, valued at $190,000, recorded in the October 1993 acquisition of takeout and delivery restaurants which utilized a centralized telephone center. The listings were used in the direct marketing of the takeout and delivery locations. The unamortized balance of the listings, which totalled approximately $133,000, was charged to operations when the Company closed the centralized telephone center during the year ended June 30, 1995 (Note 6).

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    Summary of Significant Accounting Policies (continued)

Income Taxes

N.U. Pizza Holding Corporation files consolidated federal and state income tax returns with its wholly-owned subsidiary Numero Uno Franchise Corporation. Formaggi Inc. files separate federal and state income tax returns.

The Company records its taxes in accordance with Financial Accounting Standards Board Statement 109, Accounting for Income Taxes. The Company accounts for its investment tax credits using the flow through method. Under this method, investment tax credits are accounted for as a reduction of Federal income tax expense in the period in which the credits are utilized.

Impairment of Long-Lived Assets

During the year ended June 30, 1996, the Company elected early adoption of SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and Long-Lived Assets to Be Disposed Of." Historically, the Company has complied with the requirements of SFAS No. 121. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The implementation of SFAS No. 121 did not have any effect on the Company's financial position or results of operations.

Accounting for Stock-Based Compensation

In December. 1996, the Company entered into written Employee Stock Option Plans whereby it authorized the issuance of stock options totaling 6,800,000 shares to its president and other key employees. The president's authorized option is for 4,000,000 shares and is exercisable at a price of $0.12 per share. All other authorized employee options are exercisable at $0.10 per share. As of June 30, 1997, none of the options authorized had been issued.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    Summary of Significant Accounting Policies (continued)

Accounting for Stock-Based Compensation (continued)

SFAS No. 123, "Accounting for Stock-Based Compensation," was adopted by the Company during the year ended June 30, 1997 as required by this statement. Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net income and earnings per share as if the fair value method had been adopted. The implementation of SFAS No. 123 did not have any effect on the Company's financial position or results of operations.

SFAS No. 128, "Earnings per Share," was issued on March 3, 1997, and is not effective for the Company's current fiscal year. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share." SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Because of prior period losses, other potentially dilutive securities have an antidilutive effect in all periods. Accordingly, calculations under the new standard, which will be adopted during the year ended June 30, 1998, are not expected to be significantly different from those calculated under the current method.

Reclassification of Prior Year Balances

Certain prior year balances have been reclassified in the financial statements to conform to the current year's presentation.

Net Income (Loss) per Share

Net income (loss) per share is calculated based on the weighted average number of common stock shares outstanding during each period.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    Notes Receivable

Notes receivable are primarily derived from the sale of franchise rights and restaurants and consist of various installment notes due from franchisees. The notes are collateralized by franchise rights, store equipment and leasehold improvements. Payments are due from franchisees in monthly installments and bear interest at per annum rates which range from 8% to 12%.

During the current year, the Company agreed to sell 5,300,000 shares of common stock at $.10 per share, 1,000,000 shares of common stock at $.07 per share and 650,000 shares of common stock at $.08 per share in exchange for non-interest bearing subscription notes receivable totaling $652,000. At June 30, 1997, $137,000 remained unpaid on the notes receivable. As of September 18, 1997, the unpaid balance had not been collected and is recorded as a charge to stockholders' equity at June 30, 1997 (Note 13).

During the year ended June 30, 1996, the Company agreed to sell 1,000,000 shares of common stock at $.31 per share and 1,000,000 shares of common stock at $.21 per share, respectively, in exchange for non-interest bearing subscription notes receivable in the amounts of $310,000 and $210,000. At June 30, 1997 and 1996, $350,000 remained unpaid on these notes receivable. As of September 18, 1997, the unpaid balance had not been collected and is recorded as a charge to stockholders' equity at June 30, 1997 and 1996 (Note 13).

During the year ended June 30, 1995, the Company agreed to sell 333,333 shares of common stock at $.75 per share in exchange for a 6% per annum subscription note receivable in the amount of $250,000 which was due on June 30, 1995. At June 30, 1995, $210,000 remained unpaid on the note and was recorded as a charge to stockholders' deficit. A total of 60,000 shares were issued on note receivable collections. However, the parties subsequently agreed to amend the subscription agreement and the remaining shares were never issued. Accordingly, the note balance was canceled and common stock and additional paid-in capital were reduced by $200 and $209,800, respectively (Note 13).

During the year ended June 30, 1995, in connection with an agreement with a financial public relations firm, which assisted the Company in raising funds from Regulation S offerings, the Company was requested by the firm to make a short-term loan to another one of their clients.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Notes Receivable (continued)

The Company agreed to loan the unaffiliated corporation $228,500. The note bore interest at 6% per annum and was due on June 1, 1995. At June 30, 1995, the balance remained unpaid and was in default and was therefore classified as a current asset. At June 30, 1996, the entire amount of the loan remained unpaid and the $228,500 balance was written off as uncollectible.

Interest is not accrued on notes that are over six months in arrears. At June 30, 1997, there is approximately $471,300 in notes receivable which are six months or more past due. Management believes that their collateral is sufficient to recover the past due balances. At June 30, 1997 and 1996, respectively, the Company has provided an allowance of $416,500 and $547,300 for possible future losses on notes receivable.

Notes receivable are scheduled to mature over the next five years as follows:


        Year ended June 30, 1998                   $  213,000
                            1999                       79,500
                            2000                       79,400
                            2001                       78,600
                            2002                       25,100
                            2003 and thereafter       249,700
                                                   ----------
                                                   $  725,300
                                                   ==========


5.    Leasehold Improvements, Property and Equipment and Construction in
      Progress

Leasehold improvements, property and equipment and construction in progress consist of the following:

                                       June 30,     June 30,
                                         1997         1996
                                      ----------   ----------

Leasehold improvements                $  941,200   $  912,000
Furniture, fixtures and equipment        118,700      114,000
Restaurant equipment                     463,000      546,000
Construction in progress                     -        255,000
Vehicles                                  38,900       38,900
                                      ----------   ----------
                                       1,561,800    1,865,900
Less accumulated depreciation
 and amortization                        407,700      254,000
                                      ----------   ----------
                                      $1,154,100   $1,611,900
                                      ==========   ==========

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    Related-Party Transactions

The Company has various transactions with its president, Ronald J. Gelet and with an affiliated corporation that he controls. The total amount payable to these related parties consists of the following:

                                       June 30,     June 30,
                                         1997         1996
                                      ----------   ----------

 Accrued dough royalties - officer    $   33,300   $    3,300

 Loan payable-officer, noninterest
  bearing cash advances                   45,600          -

 Note payable-affiliated corporation,
  bearing interest at 5% per annum,
  due on demand                           95,000          -
                                      ----------   ----------
                                      $  173,900   $    3,300
                                      ==========   ==========

On July 1, 1993, the Company entered into a licensing agreement with its president assuring the Company and its franchisees exclusive use of the president's dough recipes and products in California and internationally. The initial term of the agreement is five years and the fee payable to the president was $300,000 (Note 3). The Company has ten additional five year options to renew the licensing agreement under the same terms. The Company and its franchisees also are required to pay the president a $.02 per pound royalty on the dough products used in operations. During the years ended June 30, 1997, 1996 and 1995, the Company incurred royalty expense of $30,000, $31,500 and $50,300, respectively, in connection with this agreement.

The agreement stipulated that the $300,000 fee was to be paid to the president, $200,000 in cash by January 1, 1994 and that the balance was to be recorded as a note payable to the president for $100,000. The note bore interest at 8% per annum and was due on thirty days demand. The president was not paid the $200,000 in cash, the $100,000 8% demand note payable or accrued royalties. On May 3, 1995, the Company converted $522,900 of its debt, including these obligations, to the president, into 697,200 shares of common stock at $.75 per share (Note
13). The market value per share of common stock on May 3, 1995 was approximately $1.25.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    Related-Party Transactions (continued)

The value assigned to restricted common stock of $.75 per share was management's best estimate of the stock's fair market value. Management determined the value based on the quoted market price per share of unrestricted common stock on May 3, 1995 of approximately $1.25. The reduction in value to $.75 per share from the $1.25 quoted market price per share of unrestricted common stock reflects management's best estimate of the lack of liquidity of restricted shares.

The Company held a 25% interest in a partnership that was the general partner in a partnership that owned a franchised restaurant (Note 7). The partnership in which the Company held an interest was formally dissolved on November 20, 1996. During fiscal 1994, the partnership incurred management fees of $26,800 but paid only $5,000 of this amount to the Company. At June 30, 1994, the partnership also owed the Company $116,400 in royalty fees. The unpaid balances of royalties and management fees were charged to operations during the year ended June 30, 1995. Also, during the years ended June 30, 1996 and 1995, the Company continued to bill royalties and advertising to the partnership. However, the royalties and advertising billed were uncollectible and were charged to operations and against advertising payable, respectively, during the years ended June 30, 1996 and 1995. The partnership sold the restaurant during the year ended June 30, 1996.

In October, 1993, Numero Uno Franchise Corporation acquired four take out and delivery restaurant locations and customer listings from Numero Uno Takeout and Delivery Corporation ("T.O.D."), a related party, in exchange for forgiveness of T.O.D.'s note payable to the Company in the amount of $107,000 and the assumption of approximately $190,000 of T.O.D.'s liabilities.

During the year ended June 30, 1995, the Company closed its centralized telephone center and wrote off the unamortized balance remaining on the customer listings (Note 3) which was approximately $133,000.

7.    Investment in Partnership

The Company held a 25% interest in Numero Uno Investors One, a dissolved partnership that was a general partner in a partnership that owned a franchised restaurant (Note 6). In prior years, when the partnership owned a franchised restaurant, the Company's share of losses was recognized until its basis in the investment equalled the investment's carrying value. The equity method of accounting

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    Investment in Partnership (continued)

was then suspended. Subsequently, additional losses were recognized by the Company when it became evident to the Company that receivables from the partnership were uncollectible. The restaurant was sold during the year ended June 30, 1996.

8.    Dependence on Major Vendor

During the years ended June 30, 1997, 1996 and 1995, purchases from one vendor represented approximately 14.7%, 5.6% and 11.4%, respectively, of the costs and expenses of the Company. Management believes that the Company is not dependent on this vendor.

9.    Note Payable to Bank

At June 30, 1994, the Company maintained a term loan with an outstanding balance of $217,500, secured by substantially all Company assets, with a local bank. The loan was in default.

During the year ended June 30, 1995, the Company negotiated new repayment terms with the bank and the maturity date was extended to June 1, 1995. The Company paid $25,000 in October 1994, which included $6,600 in accrued interest and legal fees of $2,000, and $5,000 per month thereafter. At June 1, 1995, the Company was unable to pay the remaining balance due on the loan of approximately $179,700 but, continued to pay $5,000 per month on the obligation while negotiations continued with the bank to extend the maturity date of the loan. In March 1996, when the balance of the note was $154,500, the bank discounted the note $29,500 and the Company paid the remaining balance due of $125,000. During the year ended June 30, 1996, the Company recognized forgiveness of debt income of $29,500 in connection with this transaction.

The weighted average interest rate on borrowings in connection with this loan were 16.39% and 11.04%, respectively, for the years ended June 30, 1996 and 1995. There were no borrowings from financial institutions classified as short-term at June 30, 1997 or 1996.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   Long-Term Debt

Long-term debt consists of the following:

                                       June 30,     June 30,
                                         1997         1996
                                      ----------   ----------

Notes secured by equipment,
 bearing interest
 from 8% to 11.5% per annum,
 maturing through November 2000.      $   84,600   $  454,300

Unsecured notes, bearing interest
 from 6% to 12.8% per annum,
 maturing through April 2006.            326,600      514,800
                                      ----------   ----------
                                         411,200      969,100
Less current maturities                  180,800      631,100
                                      ----------   ----------
                                      $  230,400   $  338,000
                                      ==========   ==========

Long-term debt is scheduled to mature over the next five years as follows:

        Year ended June 30, 1998                   $  180,800
                            1999                      109,700
                            2000                       51,500
                            2001                        8,500
                            2002                        2,100
                            2003 and thereafter        58,600
                                                   ----------
                                                   $  411,200
                                                   ==========

At June 30, 1997, none of the Company's notes payable were in default. Current maturities of long-term debt at June 30, 1996 included $81,800 of notes payable which were in default. All notes payable that were in default at June 30, 1996 were paid by the Company during the year ended June 30, 1997.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   Accrued Litigation Settlements

During fiscal 1994, an action was filed by a vendor against the Company for breach of a 1987 settlement agreement which obligated the Company to purchase certain restaurant supply items exclusively from the vendor and to pay for some items which were delivered under the 1987 settlement agreement.

During the year ended June 30, 1996, the parties settled the matter out of court (Note 16) and the Company agreed to pay the vendor an irrevocable consulting fee of $500,000, payable in monthly installments of $4,200 for a period of ten years which began on June 15, 1996. The Company also agreed to use the plaintiff vendor as the exclusive supplier of various paper products used in its restaurants for a five year period. The president of the Company personally guaranteed the Company's obligations under the agreement.

During the current year, the Company filed a demand for arbitration alleging that the vendor violated the terms of the settlement agreement reached during the year ended June 30, 1996. In November, 1996, the parties entered into a third settlement agreement which superseded both previous agreements. Pursuant to the terms of the new final settlement agreement, the Company made a lump sum payment of $101,000 to the vendor and agreed to make monthly installment payments totalling $117,500 plus interest at 8% per annum through November 1, 2001 to fully satisfy its obligation.

In October 1996, an action was filed against the Company for sexual battery, intentional infliction of emotional distress and other allegations concerning sexual discrimination. The matter arose out of an alleged incident between an employee of the Company and the plaintiff. The Company resolved the matter by agreeing to pay the plaintiff a settlement of $5,000 (Note 16). This amount has been accrued at June 30, 1997.

These liabilities are scheduled to mature over the next five years as follows:

        Year ended June 30, 1998                   $   32,000
                            1999                       27,000
                            2000                       27,000
                            2001                       27,000
                            2002                        9,500
                                                   ----------
                                                   $  122,500
                                                   ==========

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   Preferred Stock

On December 8, 1995, the Company's Board of Directors approved an increase in the Company's authorized Series B preferred shares from 1,000,000 to 10,000,000 shares.

In June 1995, the Board of Directors authorized the issuance of 44,000 shares of Series C preferred stock at $1.00 per share ($.10 par value) and granted an option to acquire 40,000 shares of common stock at $.10 per share to an individual noteholder in exchange for the cancellation of a $40,000 note payable plus accrued interest of $4,000.

As the preferred shares issued were restricted securities for which market quotations are not available, the valuation of preferred shares and the option to acquire common shares was based upon the estimated fair market value of the Company's restricted Section 144 common shares at the date of the exchange transaction.

The valuation of restricted shares and options issued was reduced from the quoted market price for unrestricted shares in June 1995 of approximately $1.25 per share to $1.00 per share because of their lack of liquidity.

The shares were subscribed for at June 30, 1995 and issued September 7, 1995. The shares are non-voting, bear a coupon rate of 10% per annum, are cumulative, have a liquidation preference of $5.00 per share and are convertible into common shares at $.50 per share. The preferred stock does not have the right of redemption at the shareholder's option.

The Company authorized the issuance of 80,000 shares of Series B preferred stock to its president in April 1994 as part of the merger agreement with Woodbury, Inc. (Note 2). These shares were issued June 22, 1994. The shares are fully voting, bear a coupon rate of 9% per annum, are cumulative, have a liquidation preference of $5.00 per share and are convertible at a rate of one share of common for each share of preferred stock. The shares are redeemable by the Company upon thirty days written notice to the shareholder.

No dividends were paid to the shareholder or former noteholder during the years ended June 30, 1997, 1996 or 1995. Dividends in arrears totalled $3,000 at June 30, 1997.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   Common Stock

On November 22, 1994, the Company's Board of Directors approved an increase in the Company's authorized common shares from 10,000,000 to 20,000,000 shares and on December 8, 1995, the Company's Board of Directors approved an additional increase from 20,000,000 to 50,000,000 authorized shares.

During the year ended June 30, 1997, the Company raised approximately $515,000 from Regulation S stock offerings. In addition, the Company issued 150,000 shares of its common stock at $.10 per share to a consultant in exchange for $15,000 of future consulting services. At June 30, 1997, prepaid consulting services totalled $3,800. During the current year, the Company agreed to sell 5,300,000 shares of common stock at $.10 per share, 1,000,000 shares of common stock at $.07 per share and 650,000 shares of common stock at $.08 per share in exchange for non-interest bearing subscription notes receivable totaling $652,000. At June 30, 1997, $137,000 remained unpaid on the notes receivable. As of September 18, 1997, the unpaid balance had not been collected and is recorded as a reduction of stockholders' equity at June 30, 1997 (Note 4).

During the year ended June 30, 1996, the Company raised approximately $793,600 from Regulation S stock offerings. In addition, the Company issued 700,000 shares of its common stock at $.25 per share for a total of $175,000 to two legal firms in exchange for the cancellation of the Company's outstanding accounts payable balances with the firms. The Company also issued 542,276 shares of its common stock at $.25 per share ($135,600) in exchange for the cancellation of a note payable due to a former franchisee. Also, in connection with the purchase of three Company-owned restaurants, the Company issued the following shares of common stock: 800,000 at $.25 per share ($200,000), 716,667 at $.30 per share ($215,000) and 1,200,000 at $.25 per share ($300,000).

During the current year, the Company paid an additional $100,000 to an individual who sold the Company a restaurant during the year ended June 30, 1996 in exchange for common stock. The Company agreed to make the payment since the seller was unable to sell the Company's common stock at the value established by the parties in connection with the Company's acquisition of the restaurant. The Company charged the $100,000 payment to additional paid-in capital.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   Common Stock (continued)

The Company also entered into a subscription agreement during the year ended June 30, 1996, whereby the Company would issue 1,000,000 shares of common stock at $.21 per share and 1,000,000 shares of common stock at $.31 per share in exchange for subscription notes receivable of $210,000 and $310,000, respectively. At June 30, 1997 and 1996, $350,000 of these subscription notes receivable had not been collected and is recorded as a charge to stockholders' equity (Note 4).

During the year ended June 30, 1995, the Company raised approximately $1,300,000 from Regulation S stock offerings. Also, the Company entered into agreements with three public relations consulting firms. The consultants agreed to provide services in the amount of $592,500 in exchange for 790,000 shares of common stock at a price of $.75 per share. As all services were provided, the Company charged these costs to operations during the year ended June 30, 1995.

During the year ended June 30, 1995, the Company agreed to sell 333,333 shares of common stock at $.75 per share in exchange for a 6% per annum subscription note receivable in the amount of $250,000 which was due on June 30, 1995. At June 30, 1995, $210,000 remained unpaid on the note and was recorded as a charge to stockholders' deficit. A total of 60,000 shares were issued on note receivable collections. However, the parties subsequently agreed to amend the subscription agreement and the remaining shares were never issued. Accordingly, the note balance was canceled and common stock and additional paid-in capital were reduced by $200 and $209,800, respectively (Note 4).

In May 1995, the Company converted $522,900 of its president's debt to equity by issuing 697,200 shares of common stock at $.75 per share (Note 6).

During the years ended June 30, 1997, 1996 and 1995, restricted Section 144 common stock was issued in exchange for the purchases of Company-owned restaurants, the settlement of indebtedness and consulting services. The valuation of shares issued was based upon the estimated fair value of the Company's restricted Section 144 common shares at the date of each exchange transaction. The value of the restricted shares issued was reduced from the quoted market price for unrestricted shares at the dates of issuance because of their lack of liquidity.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.   Foreign Currency Transactions

All transactions with foreign franchises are conducted in U. S. Dollars. There is no material currency gain or loss.

15.   Income Taxes

The Company had been assessed $86,000 by the California Franchise Tax Board for unpaid taxes arising from a transaction completed in 1982 and 1983. With accumulated interest, the total due at June 30, 1994 was approximately $230,000. The Company disputed the claim and during the year ended June 30, 1995, the Franchise Tax Board abated the full amount of the assessment. Income taxes payable of $153,700, recorded at June 30, 1994, which represented management's estimate of the Company's maximum liability, were reversed during the year ended June 30, 1995 and are reflected as an income tax benefit in the statement of operations.

Due to recurring net losses, the Company's income tax liability has been limited to the minimum California and Oregon franchise taxes. These taxes totalled $1,600, $2,400 and $3,200 for the years ended June 30, 1997, 1996 and 1995, respectively.

At June 30, 1997, the Company had Federal net operating loss carryforwards of approximately $4,261,550 for tax purposes. Net operating losses are scheduled to expire as follows:

        Year ended June 30, 2007        $  254,624
                            2008           284,457
                            2010         3,065,845
                            2011           392,299
                            2012           264,325
                                        ----------
                                        $4,261,550
                                        ==========

These operating losses may be subject to limitations imposed by the Internal Revenue Code because of changes in the Company's stock ownership. The Company does not anticipate that these limitations will affect the utilization of the net operating loss carryforwards prior to their expiration.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.   Income Taxes (continued)

The Company's deferred tax benefit is approximately $1,505,000 at June 30, 1997. The Company has provided a valuation allowance in that amount as it is the opinion of management that, due to the nature of the items generating the operating loss carryforwards, it is more likely than not that these items will expire before the Company is able to realize their benefit.

Expected Federal tax benefits for the years ended June 30, 1997, 1996 and 1995 are approximately $93,400, $450,000 and $1,030,000, respectively, for a total of $1,573,400. Due to the current year's significant reduction in net operating loss, the likelihood of realizing future tax benefits is higher than in prior years. As a result, the valuation allowance has been decreased at June 30, 1997 by $245,000, the entire amount of the expected reduction in tax benefits.

During the years ended June 30, 1996 and 1995, the valuation allowance was increased because there were significant net operating losses which reduced the likelihood of realizing future tax benefits.

16.   Commitments and Contingencies

Commitments

The Company is obligated, under various operating leases for the rental of restaurant sites, to pay either the monthly fixed rent or the base rent plus a percentage rent based upon sales, depending upon the individual lease agreement for the location. In some instances, the Company is also responsible for the payment of property taxes, insurance and other charges. The majority of the leased properties are subleased to the Company's franchisees for the full term of the lease and at aggregate rentals equal to the aggregate rentals paid by the Company.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   Commitments and Contingencies (continued)

Additionally, the Company leases certain executive office space under an operating lease. Future minimum lease payments are as follows over the next five years:

                                        Restaurant    Office
                                           Space      Space
                                        ----------  ----------

        Year ended June 30, 1998        $  839,400  $   28,800
                            1999           569,700      28,800
                            2000           493,400      24,000
                            2001           301,100         -
                            2002           203,800         -
                            Thereafter     202,800         -
                                        ----------  ----------
                                        $2,610,200  $   81,600
                                        ==========  ==========

Total minimum future rental payments shown above have not been reduced by $2,356,600 of sublease rentals to be received in the future under non-cancelable operating subleases.

Following is a summary of rental expense for franchise operations and Company-owned restaurant operations:

                     Year Ended     Year Ended     Year Ended
                   June 30, 1997  June 30, 1996  June 30, 1995
                   -------------  -------------  -------------

Minimum rentals      $   421,500    $   394,100    $ 1,040,700
Less sublease
 rentals                 181,800        163,900        302,300
                     -----------    -----------    -----------
Total rent expense   $   239,700    $   230,200    $   738,400
                     ===========    ===========    ===========

In August, 1997, the Company and an affiliated corporation agreed to the formation of a new corporation in which they would be 24% and 27% shareholders, respectively. The new corporation has agreed to purchase the business and assets of an existing Sandwich Express restaurant. The Company has agreed to forgive $15,400 in receivables, which arose after June 30, 1997, from the current owners of the restaurant in exchange for its stock ownership. At September 18, 1997, the acquisition of the restaurant had not been finalized.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.   Commitments and Contingencies (continued)

Litigation

In 1987, as part of a settlement of a previously filed complaint, the Company agreed to make certain purchases and pay certain amounts to a plaintiff supplier. In October 1994, the plaintiff alleged that the Company breached that agreement by failing to purchase all the required items and also by failing to pay for some items which were delivered under the settlement agreement. The Company contended that the plaintiff breached the settlement agreement. The Company answered the complaint and the Superior Court referred the matter to the Joint Association Settlement Program. After a settlement conference was held, the parties settled the matter.

As part of the second settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,200 for a period of ten years commencing on June 15, 1996 and to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno restaurants for a period of five years. Subsequently, the Company filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that the plaintiff violated the terms of the second settlement agreement. In November 1996, the parties entered into a new third settlement agreement which superseded both previous agreements referenced above. This final settlement agreement required the Company to make an immediate cash payment of $101,000 and subsequent installment payments totaling $117,500 plus interest on or before November 1, 2001. At June 30, 1997, the Company classified the remaining amount due under the terms of the final settlement agreement as an accrued litigation settlement on its balance sheet (Note 11).

In November 1995, an action was filed against the Company for unlawful detainer at one of its restaurant locations. The landlord was seeking approximately $58,000 in past due rent. The matter was settled out of court and the Company paid the landlord $30,000. The action has been dismissed by the landlord.

In September 1995, an action was filed against the Company for breach of contract for failure to make payments under the terms of a promissory note and Security Agreement. The plaintiffs alleged that the Company defaulted on amounts due them totalling approximately $77,900. A tentative settlement was reached with the plaintiff's attorney but the plaintiffs did not agree to the terms. A Settlement Conference was held on June 29, 1996. The

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   Commitments and Contingencies (continued)

Litigation (continued)

parties were unable to settle the matter at the Conference and the Court scheduled a trial date for October 16, 1996. However, prior to the trial date, the parties settled the matter with the Company agreeing to pay the sum of approximately $54,500 plus interest at 10% per annum in monthly installments until paid in full. The Company has made regular monthly installment payments and the unpaid balance of approximately $24,500 has been classified as a current liability at June 30, 1997.

In September 1995, a complaint was filed against the Company for breach of contract and foreclosure of mechanics liens. The dispute centered around a piece of real property for which the Company contracted with the plaintiff to perform investment services. The plaintiff sought the sum of $15,800 as the outstanding balance owed on the contract. The Company responded to the complaint on October 31, 1995. After some discovery, the matter was settled. The Company agreed to pay the plaintiff the sum of $15,200 at the rate of $500 per month until paid in full. The Company entered into a stipulation for entry of judgment with the plaintiff, which may be filed with the Court in the event that the Company defaults on any payment due to the plaintiff.

In September 1995, an action was filed against the Company for breach of contract for failure to make payments on a Promissory Note totalling approximately $12,800. The Company filed an answer on December 6, 1995 and made a settlement offer to the plaintiffs but the plaintiffs' counsel has not pursued settlement. Currently, the case is dormant and the Company believes that the matter will eventually be settled for no more that the current balance due on the original promissory note of approximately $12,800, which has been classified as a current liability at June 30, 1997.

On August 8, 1995 a landlord of a leased restaurant location filed an action alleging breach of contract arising out of a lease agreement entered into by himself and Gelet Enterprises, Inc. in June 1990. The lease agreement was amended in January 1993 and again in April 1995. The plaintiff sued for back rent and other damages. The parties agreed to settle matter by the Company paying the plaintiff $12,900 in March 1996.

On July 28, 1995, an action was filed against the Company for an amount due on a Promissory Note payable. The plaintiffs alleged that the Company was in arrears on an installment note made on

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   Commitments and Contingencies (continued)

Litigation (continued)

July 16, 1993. The balance on the note at June 30, 1995 was approximately $107,900. The Company responded to the complaint on September 19, 1995 and in April 1996, the Company paid the plaintiffs $96,000 as a settlement of the action and the remaining balance of $11,900 was forgiven by the plaintiffs.

In June 1995, the landlord of premises leased by Numero Uno Takeout and Delivery Corporation filed a complaint against the Company and other defendants for breach of a lease agreement in the amount of approximately $20,500. The plaintiffs contend that the premises were vacated in March 1995 and that the Company and other defendants are responsible for the unpaid rent. The Company contends that Numero Uno Takeout and Delivery Corporation is a defunct entity and that there is no contractual liability on behalf of the Company and the other named defendants. After the discovery stage, the Court assigned the case to nonbinding arbitration which was held on June 20, 1996. Thereafter, the arbitrator awarded the plaintiffs the sum of $31,800. The Company did not agree with the award of the arbitrator and filed a Request For Trial De Novo with the Court. Subsequently, the Court set a trial date for March 31, 1997. Prior to trial, the parties entered into a settlement agreement which provides for a stipulation for judgment should the Company fail to pay installments pursuant to the terms of the settlement. The Company agreed to pay $16,500 plus interest in monthly installments until paid in full. At June 30, 1997, approximately $12,000 remained unpaid and was accrued as a current liability in connection with this case.

In May 1987, the Company guaranteed the payments on a note payable to a former franchisee by the party to whom the franchise was sold. In April 1995, the outside party defaulted on the note payable and the plaintiff noteholder filed a complaint for approximately $50,900, the balance remaining on the note. The parties settled the matter; the Company agreed to pay the plaintiff $56,700 in monthly installments of $2,500 until paid in full.

In November 1994, a franchisee filed an action against the Company alleging breach of contract and various other causes of action. Prior to trial, the parties settled the matter with the plaintiff agreeing to pay the Company $30,000.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   Commitments and Contingencies (continued)

Litigation (continued)

In January 1982, the Company subleased a restaurant location to a franchisee. In March 1992, the franchisee assigned their right, title and interest to the sublease. The sublease specifically stated that it shall not release the originally named sublessee from liability for the continued performance on the terms and provisions of the sublessee. In January 1994, the assignees failed to pay rent to the lessor or to the Company.

As a result of the failure to pay rent, the landlord brought an action against the Company to recover damages for breach of the lease. In August 1994, the Company stipulated with the landlord to a payment of $43,600 and a judgment may be entered against the Company if it fails to meet the obligation. The Company has performed all of the conditions and obligations to be performed under the original sublease and believes that it is entitled to indemnification from the sublessee in the same amount as the stipulated agreement with the landlord. The Company entered into a stipulated agreement with the sublessee who agreed to pay the Company $31,000 in monthly installments of $750 which began on October 15, 1994. During the year ended June 30, 1997, with $10,000 remaining due on the installment agreement, the sublessee agreed to pay the Company $6,000 and the remaining $4,000 was forgiven by the Company.

In October 1996, an action was filed against the Company for sexual battery, intentional infliction of emotional distress and other allegations concerning sexual discrimination. The matter arose out of an alleged incident between an employee of the Company and the plaintiff. The Company investigated the matter and believes it is without merit. A status conference was held on June 2, 1997 and the Court set the matter for trial on October 20, 1997. Prior to the trial date, the Company resolved the matter by paying the plaintiff a settlement of $5,000.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   Commitments and Contingencies (continued)

Litigation (continued)

On January 17, 1996, the Company filed an action against the former franchisee and the current owners of a restaurant for damages and injunctive relief for service mark infringement, dilution of mark, common law trademark and service mark infringement, unfair competition and breach of contract. The former franchisee closed his location and sold the assets to the current owners to be used in operating an independent restaurant. Specifically excluded from the sale of assets was the right to use the name Numero Uno and trademarks. The new owners, however, continued to use the name and other trademarks.

On March 15, 1996, the Company filed a Request for Entry of Default against the defendants and default was entered on the same day. At June 30, 1996, the defendants still had not appeared before the Court and the Company subsequently decided to withdraw its action.

In October 1993, an action was filed against the Company and other defendants by a former franchisee. The matter arose out of a note payable executed by one of the Company's wholly-owned subsidiaries in the amount of approximately $130,000 which was secured by and under an accompanying security agreement. The plaintiff alleged that the Company's wholly-owned subsidiary breached the security agreement and therefore the entire amount of the promissory note was accelerated. The plaintiff also contended that the Company is liable under the alter ego theory for the debt of the wholly-owned subsidiary.

In September 1994, a Mandatory Settlement Conference was held but the parties were unable to reach a settlement. The Court ordered the matter to binding arbitration on December 8, 1995 and the matter was resolved in favor of the Company. The Company was held not liable for any portion of the note payable.

In June 1993, a dispute arose between a franchisee and the Company relating to the termination of the franchisee's delivery rights and the exclusivity of the franchisee's original geographic territory. The plaintiff franchisee sought compensatory and punitive damages of approximately $130,000, alleging that its geographic territory was exclusive and its delivery rights nonterminable by the Company. The Company strongly disagreed and contended that the geographic territory assigned to the franchisee was nonexclusive and terminable by the Company and that a replacement delivery area was agreed to by the

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   Commitments and Contingencies (continued)

Litigation (continued)

franchisee. In September 1994, the parties settled the matter. The settlement agreement grants the franchisee an abatement of the payment of royalties to the Company for a five year period and a one-time waiver of the transfer fee should the franchisee decide to sell its franchise. The parties established the boundaries of the franchisee's geographic territory and delivery rights.

As part of the settlement agreement, one of the plaintiffs entered into a new franchise agreement with the Company in October, 1995. Subsequently, the plaintiff breached his obligations under the franchise agreement by failing to pay required fees and his franchise was terminated by the Company. The plaintiff refused to vacate the restaurant he was subleasing from the Company, continued to use Company trademarks and breached his building lease with the landlord by failing to pay rent which was due. The Company was forced to pay back rent to the landlord and utilities.

The plaintiff and the Company agreed to arbitrate their claims. The plaintiff filed a claim against the Company and its president for fraud, intentional infliction of emotional distress and breach of fiduciary duty in the amount of $418,000. The Company filed a cross claim against the plaintiff for breach of contract and trademark infringement for $100,000. The Company is also seeking indemnification for rents and utilities paid on behalf of the plaintiff and damages for trademark infringement and unfair competition claims in the amount of $7,000.

Management believes that the Company will prevail in arbitration, because the plaintiff's claims are without merit, and at best the plaintiff can only seek damages for breach of his franchise agreement since the September, 1994 settlement agreement was reached between the parties. Management also believes that the outcome will not have a material adverse effect on the Company's financial position.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.   Industry Segments

The Company operates principally in the food service industry, operating two segments: franchising and Company-owned restaurants. The franchising segment sells individual, multi-unit and territorial restaurant franchise licenses. The Company- owned restaurant segment operates full-service and takeout and delivery Numero Uno pizza restaurants. Total revenues, by segment, include sales to unaffiliated customers, as reported in the Company's consolidated statements of operations. Operating income (loss) is total revenue, less operating expenses.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.   Industry Segments (continued)

Segment information is as follows:

                                                         Company-owned
                                    Franchising           Restaurants
                                    -----------          -------------
  Year ended June 30, 1997

Revenues from unaffiliated
 customers                          $ 1,405,400           $ 1,708,200
Operating income (loss)                 199,100              (114,600)
Identifiable assets at
 June 30, 1997                            2,600             1,151,500

Year ended June 30, 1996

Revenues from unaffiliated
 customers                          $ 1,060,100           $   483,200
Operating loss                       (1,133,900)             (137,500)
Identifiable assets at
 June 30, 1996                           21,600             1,590,300

Year ended June 30, 1995

Revenues from unaffiliated
 customers                          $   688,600           $ 3,460,000
Operating loss                       (2,055,500)           (1,022,500)
Identifiable assets at
 June 30, 1995                           36,100               752,900

Depreciation:
For the year ended
 June 30, 1997                      $    23,700           $   216,500
For the year ended
 June 30, 1996                           22,300                75,600
For the year ended
 June 30, 1995                           38,100               198,700

Capital expenditures:
For the year ended
 June 30, 1997                      $    12,200           $     5,000
For the year ended
 June 30, 1996                            7,800             1,398,900
For the year ended
 June 30, 1995                           35,800             1,078,100

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.   Fourth Quarter Adjustments

During the fourth quarter of the years ended June 30, 1996 and 1995, the Company recorded significant adjustments to its accounts which resulted in increasing net loss by approximately $1,072,400 and $1,129,700, respectively. The adjustments in 1996 were principally attributable to the write off of uncollectible notes receivable and the recording of an accrued litigation settlement. The adjustments in 1995 were principally attributable to the write off of uncollectible notes receivable and the balance of the unamortized telephone center.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                                  Charged to
                                                     Charged to     Charged to     Loss on
                                       Beginning      Costs and      Sales of      Specific         Ending
Description                             Balance       Expenses     Restaurants    Write-offs       Balance
                                      ----------     ----------    -----------    ----------      ----------

For the year ended June 30, 1997:

Allowance for doubtful
 accounts                             $   48,000     $   45,200     $     --       $   7,300      $   65,900

Loss on allowance for
 uncollectible notes
 receivable                              547,300         50,500           --          181,300        416,500

Valuation allowance for
 deferred income tax
 assets                                1,750,000           --             --          245,000      1,505,000


For the year ended June 30, 1996:

Allowance for doubtful
 accounts                             $   86,600     $   73,000     $     --       $  111,600     $   48,000

Loss on allowance for
 uncollectible notes
 receivable                              499,700        337,700           --          290,100        547,300

Valuation allowance for
 deferred income tax
 assets                                1,300,000        450,000           --             --        1,750,000


For the year ended June 30, 1995:

Allowance for doubtful
 accounts                             $  212,200     $   51,000     $   65,100     $  241,700     $   86,600

Loss on allowance for
 uncollectible notes
 receivable                              185,200        337,600           --           23,100        499,700

Valuation allowance for
 deferred income tax
 assets                                  270,000      1,030,000           --             --        1,300,000