Form 10-Q
period 1997-09-30
N U PIZZA HOLDING CORP
filed 1997-11-12
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number 0-19522


                         N. U. PIZZA HOLDING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                     Nevada
             ------------------------------------------------------
          (State or other jurisdiction of incorporation or organization)

                                   95-3656327
             ------------------------------------------------------
                      (I.R.S. Employer Identification No.)


             16800 Devonshire St., Suite 305 Granada Hills, CA 91344
                    (Address of principal executive offices)

                                 (818) 368-2616
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [x] Yes [ ] No

As of September 30, 1997, there were 31,139,008 shares of common stock outstanding. Par value is $.001.

                          PART I - FINANCIAL STATEMENTS


                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 September 30,        June 30,
                                                     1997               1997
                                                  ----------          ----------
                                                  (Unaudited)         (Audited)
               ASSETS
Current assets:
 Cash and cash equivalents                        $    4,100            $      -
 Restricted cash                                      16,500              17,000
 Franchisee advertising receivable                    30,300              29,600
 Receivables, net of allowance for
  doubtful accounts of $65,900                       133,300             127,900
 Current portion of notes receivable,
  net of allowance for possible future
  losses of $376,300                                 192,700             213,000
 Inventories                                          24,300              24,500
 Prepaid expenses                                     42,400              78,300
                                                  ----------          ----------
        Total current assets                         443,600             490,300
                                                  ----------          ----------
Other assets:
 Notes receivable, net of allowance for
  possible future losses of $40,200                  519,400             512,300
 Intangible assets, net of accumulated
  amortization of $270,600 and $250,400,
  respectively                                       229,400             249,600
 Deposits and other assets                            34,800              33,300
                                                  ----------          ----------
                                                     783,600             795,200
                                                  ----------          ----------
Leasehold improvements and property
 and equipment, net of accumulated
 depreciation and amortization of
 $467,000 and $407,000, respectively               1,094,800           1,154,100
                                                  ----------          ----------
                                                  $2,322,000          $2,439,600
                                                  ==========          ==========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                 September 30,           June 30,
                                                     1997                  1997
                                                  -----------           -----------
                                                  (Unaudited)            (Audited)
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                $   182,000           $   180,800
 Accounts payable and accrued expenses                470,600               516,300
 Accrued franchise advertising                         46,800                46,600
 Current portion - accrued litigation
  settlements                                          27,000                32,000
 Loans payable to related parties                     186,400               173,900
 Income taxes payable                                   1,600                     -
                                                  -----------           -----------
      Total current liabilities                       914,400               949,600
                                                  -----------           -----------
 Long-term debt, net of current portion               160,400               230,400
 Accrued litigation settlements, net
  of current portion                                   83,800                90,500
 Deferred franchise fee income                         91,100               100,900

Stockholders' equity:
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 80,000 shares issued and
  outstanding (aggregate liquidation
  preference $400,000)                                  8,000                 8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                                  4,400                 4,400
 Common stock, $.001 par value per
  share, authorized 50,000,000 shares,
  31,139,008 shares issued, subscribed
  and outstanding                                      31,100                31,100
 Additional paid-in capital                         5,989,100             5,989,100
 Notes receivable arising from stock
  purchase agreements                                (487,000)             (487,000)
 Accumulated deficit                               (4,473,300)           (4,477,400)
                                                  -----------           -----------
                                                    1,072,300             1,068,200
                                                  -----------           -----------
                                                  $ 2,322,000           $ 2,439,600
                                                  ===========           ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                   September 30,    September 30,
                                       1997             1996
                                     --------          --------
                                              (Unaudited)
FRANCHISE OPERATIONS:

REVENUES:
 Initial franchise fees              $  9,800          $ 13,500
 Royalties                            138,800           122,400
 Rental income                         30,000            56,400
 Interest income                        6,200             9,400
 Rebate income                         34,700            42,900
 Other income                          87,100            19,500
                                     --------          --------
                                      306,600           264,100
                                     --------          --------
COSTS AND EXPENSES:
 Rent                                  40,600            64,800
 General and administrative           165,100           167,100
 Interest expense                         800            10,100
                                     --------          --------
                                      206,500           242,000
                                     --------          --------
 Franchise operating income           100,100            22,100
                                     --------          --------


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME AND
                         ACCUMULATED DEFICIT (CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                             September 30,         September 30,
                                                 1997                  1996
                                             ------------           ------------
                                              (Unaudited)
COMPANY-OWNED RESTAURANT OPERATIONS:

 Sales                                       $    458,000           $    352,500
                                             ------------           ------------
COSTS AND EXPENSES:
 Cost of sales                                    154,400                107,400
 Operating                                        211,800                143,300
 General and administrative                       186,200                117,400
                                             ------------           ------------
                                                  552,400                368,100
                                             ------------           ------------
 Company-owned restaurant loss                    (94,400)               (15,600)
                                             ------------           ------------
 Income before income tax provision                 5,700                  6,500

 Income tax provision                               1,600                  1,600
                                             ------------           ------------
 Net income                                         4,100                  4,900

 Accumulated deficit, beginning
  of period                                    (4,477,400)            (4,560,300)
                                             ------------           ------------
 Accumulated deficit, end of period          $ (4,473,300)          $ (4,555,400)
                                             ============           ============

 Net income per share                               $0,00           $       0.00
                                             ============           ============

 Weighted average number of
  shares outstanding                           31,139,008             24,115,095
                                             ============           ============


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                            September 30,      September 30,
                                                1997               1996
                                               --------           --------
                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                    $  4,100           $  4,900
  Adjustments to reconcile net
   income to net cash provided
   (used) by operating activities:
   Depreciation and amortization                 79,500             66,100
   Realization of deferred income                (9,800)           (13,500)
  Changes in assets and liabilities:
   Receivables, net                             (17,600)           (20,600)
   Inventories                                      200              2,600
   Prepaid expenses and other
    current assets                               34,400            (24,400)
   Accounts payable and accrued
    expenses                                    (50,700)           (58,700)
   Income taxes payable                           1,600              1,600
                                               --------           --------
   Net cash provided (used) by
    operating activities                         41,700            (42,000)
                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Collections on notes receivable                 25,400             18,000
 Capital expenditures                                 -             (1,800)
                                               --------           --------
  Net cash provided by investing
   activities                                    25,400             16,200
                                               --------           --------


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                              September 30,     September 30,
                                                   1997               1996
                                                 --------           ---------
                                              (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in loans payable
  to related parties                             $ 12,500           $   7,500
 Principal payments on long-term debt             (75,500)           (251,900)
 Proceeds from issuance of common stock                 -             258,800
                                                 --------           ---------
 Net cash (used) provided by
  financing activities                            (63,000)             14,400
                                                 --------           ---------
Net increase (decrease) in
 cash and cash equivalents                          4,100             (11,400)

Cash and cash equivalents,
 beginning of period                                    -             255,100
                                                 --------           ---------
Cash and cash equivalents,
 end of period                                   $  4,100           $ 243,700
                                                 ========           =========


Supplemental information:

 Cash paid for interest                          $    800           $   8,400
 Cash paid for income taxes                      $      -           $       -

Non-cash transactions:

 Notes receivable issued
  in exchange for accounts
  receivable                                     $ 12,200            $      -

 Notes receivable issued
  for stock                                             -              91,200


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


In the opinion of management of N.U. Pizza Holding Corporation and Subsidiaries (the "Company"), the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations and changes in its cash flows for the three month periods presented.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes.

These unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1997.

Note 1 -

A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form-10K.

The accompanying consolidated financial statements include the accounts of N. U. Pizza Holding Corporation and its wholly-owned subsidiaries, Numero Uno Franchise Corporation and Formaggi Inc. (the "Company"). Intercompany transactions and balances have been eliminated in consolidation.

Certain prior period balances have been reclassified in the consolidated financial statements to conform to the current period's presentation.

Note 2 - Litigation

Pending

In September 1995, an action was filed against the Company for breach of contract for failure to make payments on a Promissory Note totalling approximately $12,800. The Company filed an answer on December 6, 1995 and made a settlement offer to the plaintiffs but the plaintiffs' counsel has not pursued settlement. Currently, the case is dormant and the Company believes that the matter will eventually be settled for no more that the current balance due on the original promissory note of approximately $12,800, which has been classified as a current liability.

In June 1993, a dispute arose between a franchisee and the Company relating to the termination of the franchisee's delivery rights and the exclusivity of the franchisee's original geographic territory. The plaintiff franchisee sought compensatory and punitive damages of approximately $130,000, alleging that its geographic territory was exclusive and its delivery rights nonterminable by the Company. The Company strongly disagreed and contended that the geographic territory assigned to the franchisee was nonexclusive and terminable by the Company and that a replacement delivery area was agreed to by the franchisee. In September 1994, the parties settled the matter. The settlement agreement grants the franchisee an abatement of the payment of royalties to the Company for a five year period and a one-time waiver of the transfer fee should the franchisee decide to sell its franchise. The parties established the boundaries of the franchisee's geographic territory and delivery rights.

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

Settled

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

As part of the second settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,200 for a period of ten years commencing on June 15, 1996 and to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno restaurants for a period of five years. Subsequently, the Company filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that the plaintiff violated the terms of the second settlement agreement. In November 1996, the parties entered into a new third settlement agreement which superseded both previous agreements referenced above. This final settlement agreement required the Company to make an immediate cash payment of $101,000 and subsequent installment payments totaling $117,500 plus interest on or before November 1, 2001. At September 30, 1997, the Company has classified the remaining amount due under the terms of the final settlement agreement as an accrued litigation settlement on its balance sheet.

In November 1995, an action was filed against the Company for unlawful detainer at one of its restaurant locations. The landlord was seeking approximately $58,000 in past due rent. The matter was settled out of court and the Company paid the landlord $30,000. The action has been dismissed by the landlord.

In September 1995, an action was filed against the Company for breach of contract for failure to make payments under the terms of a promissory note and Security Agreement. The plaintiffs alleged that the Company defaulted on amounts due them totalling approximately $77,900. A tentative settlement was reached with the plaintiff's attorney but the plaintiffs did not agree to the terms. A Settlement Conference was held on June 29, 1996. The parties were unable to settle the matter at the Conference and the Court scheduled a trial date for October 16, 1996. However, prior to the trial date, the parties settled the matter with the Company agreeing to pay the sum of approximately $54,500 plus interest at 10% per annum in monthly installments until paid in full. The Company has made regular monthly installment payments and the unpaid balance has been classified as a current liability.

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

On July 28, 1995, an action was filed against the Company for an amount due on a Promissory Note payable. The plaintiffs alleged that the Company was in arrears on an installment note made on July 16, 1993. The balance on the note at June 30, 1995 was approximately $107,900. The Company responded to the complaint on September 19, 1995 and in April 1996, the Company paid the plaintiffs $96,000 as a settlement of the action and the remaining balance of $11,900 was forgiven by the plaintiffs.

In June 1995, the landlord of premises leased by Numero Uno Takeout and Delivery Corporation filed a complaint against the Company and other defendants for breach of a lease agreement in the amount of approximately $20,500. The plaintiffs contended that the premises were vacated in March 1995 and that the Company and other defendants were responsible for the unpaid rent. The Company contended that Numero Uno Takeout and Delivery Corporation was a defunct entity and that there was no contractual liability on behalf of the Company and the other named defendants. After the discovery stage, the Court assigned the case to nonbinding arbitration which was held on June 20, 1996. Thereafter, the arbitrator awarded the plaintiffs the sum of $31,800. The Company did not agree with the award of the arbitrator and filed a Request For Trial De Novo with the Court. Subsequently, the Court set a trial date for March 31, 1997.

Prior to trial, the parties entered into a settlement agreement which provides for a stipulation for judgment should the Company fail to pay installments pursuant to the terms of the settlement. The Company agreed to pay $16,500 plus interest in monthly installments until paid in full. The unpaid balance has been accrued as a current liability in connection with this case.

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

In January 1982, the Company subleased a restaurant location to a franchisee. In March 1992, the franchisee assigned their right, title and interest to the sublease. The sublease specifically stated that it shall not release the originally named sublessee from liability for the continued performance on the terms and provisions of the sublease. In January 1994, the assignees failed to pay rent to the lessor or to the Company.

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

On January 17, 1996, the Company filed an action against a former franchisee and the current owners of a restaurant for damages and injunctive relief for service mark infringement, dilution of mark, common law trademark and service mark infringement, unfair competition and breach of contract. The former franchisee closed his location and sold the assets to the current owners to be used in operating an independent restaurant. Specifically excluded from the sale of assets was the right to use the name Numero Uno and trademarks. The new owners, however, continued to use the name and other trademarks.

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

Note 3 - Subsequent Event

The Company and an affiliated corporation agreed to the formation of a new corporation in which they would be 24% and 27% shareholders, respectively. On October 1, 1997, the new corporation finalized the purchase of the business and assets of an existing Sandwich Express restaurant. The Company agreed to forgive $15,400 in receivables, which arose after June 30, 1997, from the current owners of the restaurant in exchange for its stock ownership.

Note 4 - Income Taxes

The Company's federal income tax provisions for the three month periods presented have been eliminated by the utilization of net operating loss carryforwards. The Company would have been required to pay additional federal income taxes in these periods had it not been able to utilize these carryforwards. A provision for minimum state income taxes has been provided in the consolidated financial statements.

                                     PART I

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Three Months Ended September 30, 1997:

Liquidity and Capital Resources.

For the three months ended September 30, 1997, cash of $41,700 was provided by operating activities. This is the first time cash flow has been provided from operating activities in recent years. The Company attained positive cash flow for the three months ended September 30, 1997 through the collection of principal amounts due on its notes receivable and the receipt of a one-time payment of $83,000 from a vendor when the Company agreed to change its sole supplier of soft drink products. Cash and cash equivalents at September 30, 1997 were $4,100.

Operating Activities.

Accounts receivable increased $5,400 to $133,300 at September 30, 1997 primarily due to franchisees not paying their royalties on a timely basis.

Prepaid expenses decreased $35,900 to $42,400 at September 30, 1997. The decrease is due primarily to the expiration of prepaid advertising, consulting and rent at June 30, 1997.

Inventories decreased $200 to $24,300 at September 30, 1997 and deposits increased $1,500 to $34,800 at September 30, 1997 due to normal business fluctuations.

Accounts payable and accrued expenses decreased $50,700 to $497,600 at September 30, 1997, primarily due to the increased payment of outstanding trade payables and the continued payment of accrued litigation settlements.

Accrued franchise advertising payable increased $200 during the three months ended September 30, 1997. This increase is offset by an increase to advertising fund receivables of $700 and a decrease in advertising cash of $500.

Deferred license fees of $9,800 were recognized as income during the three months ended September 30, 1997.

Income taxes payable increased $1,600 at September 30, 1997 due to the recognition of required minimum state tax liabilities for the current fiscal year.

Investing Activities:

Notes receivable decreased $13,200 to $712,100 at September 30, 1997 due to the issuance of $12,200 of notes receivable in exchange for accounts receivable and the collection of $25,400 of outstanding amounts due to the Company.

Net leasehold improvements and property and equipment decreased $59,300 to $1,094,800 at September 30, 1997. The decrease was due primarily to normal monthly depreciation and amortization.

Financing Activities.

Long-term debt decreased $68,800 to $342,400 at September 30, 1997 due to payments of $75,500 on outstanding obligations. This amount is offset by an increase to loans payable to related parties of $12,500.


Results of Operations.

Three Months Ended September 30, 1997
As Compared to Three Months Ended September 30, 1996

Franchise Operations.

For the three months ended September 30, 1997, the Company recognized initial franchise fees of $9,800 from one international license contract, a 27.4% decrease in fees from the same period in 1996.

The Company recognized $138,800 of royalty income during the three months ended September 30, 1997, a $16,400 (13.4%) increase from royalty income of $122,400 recognized for the comparable period in 1996. The increase was due primarily to additional royalties received in connection with the franchise operations of Sandwich Express.

Rental income decreased $26,400 (46.8%) during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, due to the decrease in rental receipts from franchisees who pay their rent directly to the landlord instead of to the Company as a pass through to the landlord. Similarly, rent expense decreased by approximately the same amount. Historically, the Company's only source of rental income was from franchisees who purchased restaurants that were previously owned by the Company. The Company, who remained obligated on the lease, would collect rent from the franchisees (subleases) and pay it directly to the landlord. This trend is expected to continue until all franchisees negotiate their own leases directly with lessors.

Interest income decreased $3,200 (34.0%) to $6,200 for the three months ended September 30, 1997 as compared to $9,400 for the three months ended September 30, 1996. This decrease is due to an increase in collections on notes receivable and the Company's policy of not accruing interest income on notes receivable that are over six months in arrears.

Rebate income decreased $8,200 (19.1%) during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, due to an overall decline in system-wide sales.

Other income increased $67,600 (346.7%) to $87,100 for the three months ended September 30, 1997 due primarily to the one-time receipt of $83,000 from a vendor when the Company agreed to change its soft drink supplier.

General and administrative expenses decreased $2,000 (1.2%) to $165,100 during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 due primarily to an overall reduction in administrative and management expenses.

Interest expense decreased $9,300 (92.1%) to $800 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 due to a significant decrease in the Company's long-term debt.

Company-owned Restaurant Operations.

Company-owned restaurant revenues increased $105,500 or 29.9% during the three months ended September 30, 1997 compared to the same period in 1996. The Company owned four operating restaurants and the Sandwich Express bakery during the three months ended September 30, 1997 as compared to three restaurants during the three months ended September 30, 1996.

Due to the increase in sales volume, gross profit increased $58,500 (23.9%) for the three months ended September 30, 1997 as compared to the same period in 1996. Gross profit as a percentage of sales decreased 3.2% from 69.5% to 66.3% for the three months ended September 30, 1997. The decrease was due to increases in food costs.

Company-owned restaurant costs and expenses increased $184,300 or 50.1% during the three months ended September 30, 1997 as compared to the same period in 1996 as a result of the increased overhead costs incurred in operating an additional Company-owned restaurant and bakery.

President's Comments:

The Company reported a net profit of $82,900 for the year ended June 30, 1997. This was the first profitable year in recent years and represented a dramatic turnaround from losses of $1,273,800 and $2,923,500 incurred for the years ended June 30, 1996 and 1995, respectively.

During the year ended June 30, 1997, the Company acquired the assets of an Oregon restaurant chain known as Oregon's Original Sandwich Express and Bakery. These assets were immediately transferred to Formaggi Inc., a newly formed corporation, in exchange for 2,000,000 shares of Formaggi Inc.'s common stock. The acquisition was made for two primary reasons: 1) to provide the Company with a vehicle with which to expand its operations nationally and 2) to give the Company a new concept which it could use in its existing operating restaurants.

The transaction enabled the Company to incorporate its pizza operations into sandwich restaurants to determine the viability of a combined concept. One of the Oregon restaurants was converted into the new dual concept and has shown a significant increase in sales since the conversion. Recently, a Numero Uno restaurant incorporated the sandwich concept into its operation, and it has also experienced a significant increase in sales. The Company believes that this dual concept will be its growth vehicle for the future. Both international and domestic franchise operations have steadily improved and have, and are expected to continue to contribute significantly to the profitability of the Company.

Company-owned restaurant operations have not performed as well as anticipated by management. Although sales volume and other revenues have reached projections, the profitability of the operations have not met expectations. The Company will attempt to dispose of the unprofitable, if not all, of its Company-owned restaurants so that it may concentrate its efforts on those areas that have proven profitability.

The Company's objectives for the year ending June 30, 1998 are as follows:

        1. Seek an equity partner for Formaggi Inc. which is now a wholly-owned subsidiary of N. U. Pizza Holding Corporation. An infusion of equity will give Formaggi Inc. the ability to aggressively grow the pizza/sandwich dual concept in the states of Oregon and Washington.

        2. Aggressively pursue expansion in the international marketplace which the Company believes is an area that can provide the Company with substantial short-term and long-term profitability with minimal expenditures of capital and minimal risk.

        3. Franchise the pizza/sandwich dual concept throughout the state of California under the Numero Uno Pizza/Sandwich Express name.

        4. Pursue territorial development agreements outside the states of California, Oregon and Washington for the Numero Uno Pizza/Sandwich Express dual concept.

        5. Sell existing Company-owned restaurants to franchisees so that the Company's energy and resources can be focused on profitable areas.

        6. Search for restaurant chains that are merger/acquisition candidates. The Company believes that this is the best and most cost effective way for it to grow domestically. Typically, existing operations are acquired at a fraction of the cost that it would take to develop an area and bring with it an established customer base, existing revenue, name recognition and immediacy.

        7.  Enhance shareholder value.

Clearly, the year ended June 30, 1997 was a success. Management believes that it has clearly determined the future direction of the Company but anticipates that the first half of the year ending June 30, 1998 will be, at best, marginally profitable. However, management is confident that the year will show improved operating results and profitability.


                           PART II - OTHER INFORMATION

Item 1         None

Item 2         None

Item 3         None

Item 4         None

Item 5         None

Item 6         Exhibits and Reports on Form 8-K

               a)     Exhibits - none

               b) No reports on Form 8-K were filed during the quarter ended September 30, 1997

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Granada Hills, State of California on November 10, 1997.



N.U. PIZZA HOLDING CORPORATION


By: /s/
   -------------------------------
    Ronald J. Gelet
    President


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/                                     Dated: 11/10/97
-------------------------------               -------------------------------
Ronald J. Gelet
Director, President and Chief
Executive Officer


/s/                                     Dated: 11/10/97
-------------------------------               -------------------------------
Gloria Gelet
Director


/s/                                     Dated:  11/10/97
-------------------------------               -------------------------------
Jane Yennie
Controller


/s/                                     Dated:  11/10/97
-------------------------------               -------------------------------
Dan Rouse
Director