Form 10-Q
period 1997-12-31
N U PIZZA HOLDING CORP
filed 1998-02-17
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997.

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number 0-19522


                         N. U. PIZZA HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)


                                     Nevada
          -------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization)

                                   95-3656327
          -------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


            16800 Devonshire St., Suite 305 Granada Hills, CA 91344
          -------------------------------------------------------------
                 (Address of principal executive offices)

                                 (818) 368-2616
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [x] Yes  [ ] No

As of December 31 1997, there were 31,139,008 shares of common stock outstanding. Par value is $.001.

                         PART I - FINANCIAL INFORMATION


                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                              December 31,       June 30,
                                                  1997             1997
                                              ------------      ----------
                                              (Unaudited)       (Audited)
                  ASSETS

Current assets:
 Cash and cash equivalents                     $    2,800       $     --
 Restricted cash                                    7,300           17,000
 Franchisee advertising receivable                 33,700           29,600
 Receivables, net of allowance for
  doubtful accounts of $65,900                    134,700          127,900
 Current portion of notes receivable,
  net of allowance for possible future
  losses of $376,300                              203,800          213,000
 Inventories                                       20,900           24,500
 Prepaid expenses                                  30,800           78,300
                                               ----------       ----------
        Total current assets                      434,000          490,300
                                               ----------       ----------
Other assets:
 Notes receivable, net of allowance for
  possible future losses of $40,200               769,100          512,300
 Intangible assets, net of accumulated
  amortization of $290,800 and $250,400,
  respectively                                    209,200          249,600
 Investments                                       17,000             --
 Deposits                                          34,700           33,300
                                               ----------       ----------
                                                1,030,000          795,200
                                               ----------       ----------
Leasehold improvements and property
 and equipment, net of accumulated
 depreciation and amortization of
 $434,700 and $407,000, respectively              785,800        1,154,100
                                               ----------       ----------
                                               $2,249,800       $2,439,600
                                               ==========       ==========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                               December 31,         June 30,
                                                   1997               1997
                                               -----------        -----------
                                               (Unaudited)         (Audited)
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt             $   180,800        $   180,800
 Accounts payable and accrued expenses             492,400            516,300
 Accrued franchise advertising                      41,000             46,600
 Current portion - accrued litigation
  settlements                                       27,000             32,000
 Loans payable to related parties                  198,500            173,900
 Income taxes payable                                1,600               --
                                               -----------        -----------
      Total current liabilities                    941,300            949,600
                                               -----------        -----------
 Long-term debt, net of current portion            128,300            230,400
 Accrued litigation settlements, net
  of current portion                                79,300             90,500
 Deferred franchise fee income                      81,400            100,900

Stockholders' equity:
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 80,000 shares issued and
  outstanding (aggregate liquidation
  preference $400,000)                               8,000              8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                               4,400              4,400
 Common stock, $.001 par value per
  share, authorized 50,000,000 shares,
  31,139,008 shares issued, subscribed
  and outstanding                                   31,100             31,100
 Additional paid-in capital                      5,989,100          5,989,100
 Notes receivable arising from stock
  purchase agreements                             (487,000)          (487,000)
 Accumulated deficit                            (4,526,100)        (4,477,400)
                                               -----------        -----------
                                                 1,019,500          1,068,200
                                               -----------        -----------
                                               $ 2,249,800        $ 2,439,600
                                               ===========        ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


                             Three Months Ended       Six Months Ended
                                 December 31,           December 31,
                               1997       1996        1997       1996
                            ---------- ----------  ---------- ----------
                                 (Unaudited)            (Unaudited)

FRANCHISE OPERATIONS:

REVENUES:
 Initial franchise fees     $    9,700 $   38,500  $   19,500 $   52,000
 Royalties                     129,400    135,500     268,200    257,900
 Rental income                  25,500     41,800      55,500     98,200
 Interest income                 5,400     11,800      11,600     21,200
 Rebate income                  49,800     50,600      84,500     93,500
 Other income                   12,100        100      99,200     19,600
 Gain on sale of restaurant
  and equipment                  6,500        -         6,500        -
                            ---------- ----------  ---------- ----------
                               238,400    278,300     545,000    542,400
                            ---------- ----------  ---------- ----------
COSTS AND EXPENSES:
 Rent                           33,100     50,500      73,700    115,300
 General and administrative    210,200    214,400     375,300    381,500
 Interest expense                2,600      8,000       3,500     18,100
                            ---------- ----------  ---------- ----------
                               245,900    272,900     452,500    514,900
 Franchise operating        ---------- ----------  ---------- ----------
 income (loss)                  (7,500)     5,400      92,500     27,500
                            ---------- ----------  ---------- ----------


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                      Three Months Ended                      Six Months Ended
                                          December 31,                           December 31,
                                   1997                1996                1997                1996
                               ------------        ------------        ------------        ------------
                                         (Unaudited)                             (Unaudited)

COMPANY-OWNED RESTAURANT
 OPERATIONS:

 Sales                         $    392,900        $    401,300        $    850,900        $    753,800
                               ------------        ------------        ------------        ------------
COSTS AND EXPENSES:
 Cost of sales                      125,400             111,800             279,800             219,200
 Operating                          182,400             301,200             394,200             444,500
 General and
  administrative                    130,300             (34,700)            316,500              84,300
                               ------------        ------------        ------------        ------------
                                    438,100             378,300             990,500             748,000
                               ------------        ------------        ------------        ------------
 Company-owned
  restaurant income
  (loss)                            (45,200)             23,000            (139,600)              5,800
                               ------------        ------------        ------------        ------------
 Income (loss) before
  income tax provision              (52,700)             28,400             (47,100)             33,300

 Income tax provision                  --                  --                 1,600               2,400
                               ------------        ------------        ------------        ------------
 Net income (loss)             $    (52,700)       $     28,400             (48,700)             30,900
                               ============        ============
 Accumulated deficit,
  beginning of period                                                    (4,477,400)         (4,560,300)
                                                                       ------------        ------------
 Accumulated deficit,
  end of period                                                         $(4,526,100)        $(4,529,400)
                                                                       ============        ============

Net income (loss)
 per share                     $       0.00        $       0.00        $       0.00        $       0.00
                               ============        ============        ============        ============

Weighted average
 number of shares
 outstanding                     31,139,008          29,486,834          31,139,008          25,986,834
                               ============        ============        ============        ============


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                            December 31,     December 31,
                                                1997             1996
                                            ------------     ------------
                                             (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                          $    (48,700)    $     30,900
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization                 156,400          143,000
   Gain on sale of restaurants
    and equipment                                 (6,500)            --
   Realization of deferred income                (19,500)         (27,000)
  Changes in assets and liabilities:
   Receivables, net                              (45,800)         (53,000)
   Inventories                                     3,600           (3,400)
   Prepaid expenses and other
    current assets                                44,400           35,300
   Accounts payable and accrued
    expenses                                     (32,200)         (91,000)
   Deposits                                       (1,400)         (15,200)
   Income taxes payable                            1,600            2,400
                                            ------------     ------------
   Net cash provided by
    operating activities                          51,900           22,000
                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Collections on notes receivable                  39,600           52,800
 Capital expenditures                               --             (1,700)
                                            ------------     ------------
  Net cash provided
   by investing activities                        39,600           51,100
                                            ------------     ------------


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                              December 31,     December 31,
                                                  1997             1996
                                              ------------     ------------
                                              (Unaudited)       (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in amounts due
  to related parties                          $     24,600     $     15,000
 Principal payments on long-term debt             (113,300)        (505,000)
 Proceeds from issuance of common stock               --            515,000
                                              ------------     ------------
 Net cash (used) provided
  by financing activities                          (88,700)          25,000
                                              ------------     ------------
Net increase in cash and
 cash equivalents                                    2,800           98,100

Cash and cash equivalents,
 beginning of period                                  --            255,100
                                              ------------     ------------
Cash and cash equivalents,
 end of period                                $      2,800     $    353,200
                                              ============     ============
Supplemental information:

 Cash paid for interest                       $      3,500     $      8,000
 Cash paid for income taxes                   $       --       $        800

Non-cash transactions:

 Notes receivable issued in
  exchange for accounts receivable            $     30,800     $     68,900

 Note receivable issued in exchange
  for fixed assets, prepaid expenses
  and accounts receivable                          262,000             --

 Accounts and note receivable
  forgiven in exchange for investment               17,000             --

 Notes receivable issued for stock                    --             91,200

 Forgiveness of debt in exchange for
  a reduction in accounts payable                     --             23,000


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (Unaudited)


In the opinion of management of N.U. Pizza Holding Corporation and Subsidiaries (the "Company"), the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1997 and the results of its operations and changes in its cash flows for the three and six month periods presented.

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

As part of the settlement agreement, one of the plaintiffs entered into a new franchise agreement with the Company in October 1995. Subsequently, the plaintiff breached his obligations under the franchise agreement by failing to pay required fees and his franchise was terminated by the Company. The plaintiff refused to vacate the restaurant he was subleasing from the Company, continued to use Company trademarks and breached his building lease with the landlord by failing to pay rent which was due. The Company was forced to pay back rent and utilities to the landlord.

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

Management believes that the Company will prevail in arbitration, because the plaintiff's claims are without merit, and at best, the plaintiff can only seek damages for breach of his franchise agreement since the September 1994 settlement agreement was reached between the parties. Management also believes that the outcome will not have a material adverse effect on the Company's financial position.

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

As part of the second settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,200 for a period of ten years commencing on June 15, 1996 and to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno restaurants for a period of five years. Subsequently, the Company filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that the plaintiff violated the terms of the second settlement agreement. In November 1996, the parties entered into a new third settlement agreement which superseded both previous agreements referenced above. This final settlement agreement required the Company to make an immediate cash payment of $101,000 and subsequent installment payments totaling $117,500 plus interest on or before November 1, 2001. At December 31, 1997, the Company has classified the remaining amount due under the terms of the final settlement agreement as an accrued litigation settlement on its balance sheet.

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

On August 8, 1995, a landlord of a leased restaurant location filed an action alleging breach of contract arising out of a lease agreement entered into by himself and Gelet Enterprises, Inc. in June 1990. The lease agreement was amended in January 1993 and again in April 1995. The plaintiff sued for back rent and other damages. The parties agreed to settle matter by the Company paying the plaintiff $12,900 in March 1996.

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

Note 3 - Investment

The Company and an affiliated corporation agreed to the formation of a new corporation in which they would be 24% and 27% shareholders, respectively. On October 1, 1997, the new corporation finalized the purchase of the business and assets of an existing Sandwich Express restaurant. The Company agreed to forgive $17,000 in receivables, which arose after June 30, 1997, from the current owners of the restaurant in exchange for its stock ownership in the new corporation.

Note 4 - Income Taxes

The Company's federal income tax provisions for the three month and six month periods ended December 31, 1996 have been eliminated by the utilization of net operating loss carryforwards. The Company would have been required to pay additional federal income taxes in these periods had it not been able to utilize these carryforwards. A provision for minimum state income taxes has been provided in the consolidated financial statements.

                                     PART I

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Six Months Ended December 31, 1997:

Liquidity and Capital Resources.

For the six months ended December 31, 1997, cash of $51,900 was provided by operating activities. This marks the second consecutive quarter that cash flow has been provided from operating activities. The Company attained positive cash flow for the six months ended December 31, 1997 from the collection of principal amounts due on its notes receivable and the receipt of a one-time payment of $83,000 from a vendor when the Company agreed to change its sole supplier of soft drink products. Cash and cash equivalents at December 31, 1997 were $2,800.

Operating Activities.

Accounts receivable increased $6,800 to $134,700 at December 31 1997. An increase of $45,800 in receivables caused by franchisees not paying their royalties timely was offset by conversions of accounts receivable to notes receivable totaling $39,000.

Prepaid expenses decreased $47,500 to $30,800 at December 31, 1997. The decrease is due primarily to the expiration of prepaid advertising, consulting, insurance and rent at June 30, 1997.

Inventories decreased $3,600 to $20,900 at December 31, 1997 and deposits increased $1,400 to $34,700 at December 31, 1997 due to normal business fluctuations.

Accounts payable and accrued litigation settlements decreased $28,900 to $519,400 at December 31, 1997, primarily due to the increased payment of outstanding trade payables and the continued payment of accrued litigation settlements.

Accrued franchise advertising payable decreased $5,600 during the six months ended December 31, 1997. This decrease is offset by an increase in advertising fund receivables of $4,100 and a decrease in advertising cash of $9,700.

Deferred license fees of $19,500 were recognized as income during the six months ended December 31, 1997.

Income taxes payable increased $1,600 at December 31, 1997 due to the recognition of required minimum state tax liabilities for the current fiscal year.

Investing Activities:

Notes receivable increased $247,600 to $972,900 at December 31, 1997 due to the issuance of $287,200 of notes receivable in exchange for fixed assets, receivables and prepaid expenses and the collection of $39,600 of outstanding amounts due to the Company.

Net leasehold improvements and property and equipment decreased $368,300 to $785,800 at December 31, 1997. The decrease was due to the sale of one Company-owned restaurant and to normal monthly depreciation and amortization.

The Company forgave $17,000 of accounts and notes receivable from the previous owners of a Sandwich Express Restaurant in exchange for a 27% stock ownership interest in a new corporation formed with an affiliated corporation.

Financing Activities.

Long-term debt decreased $88,700 to $586,900 at December 31, 1997 due to payments of $113,300 on outstanding obligations. This decrease was offset by an increase in amounts due to related parties of $24,600.


Results of Operations.

Six Months Ended December 31, 1997
As Compared to Six Months Ended December 31, 1996

Franchise Operations.

For the six months ended December 31, 1997, the Company recognized initial franchise fees of $19,500 from one international license contract, a 62.5% decrease in fees from the same period in 1996.

The Company recognized $268,200 of royalty income during the six months ended December 31, 1997, a $10,300 (4%) increase from royalty income of $257,900 recognized for the comparable period in 1996. The increase was due primarily to additional royalties received in connection with the franchise operations of Sandwich Express.

Rental income decreased $42,700 (43.5%) during the six months ended December 31, 1997 as compared to the six months ended December 31, 1996, due to the decrease in rental receipts from franchisees who pay their rent directly to the landlord instead of to the Company as a pass through to the landlord. Similarly, rent expense decreased by approximately the same amount. Historically, the Company's only source of rental income was from franchisees who purchased restaurants that were previously owned by the Company. The Company, who remained obligated on the lease, would collect rent from the franchisees (subleases) and pay it directly to the landlord. This trend is expected to continue until all franchisees negotiate their own leases directly with lessors.

Interest income decreased $9,600 (45.3%) to $11,600 for the six months ended December 31, 1997 as compared to $21,200 for the six months ended December 31, 1996. This decrease is due to an increase in collections on notes receivable and the Company's policy of not accruing interest income on notes receivable that are over six months in arrears.

Rebate income decreased $9,000 (9.6%) to $84,500 during the six months ended December 31, 1997 as compared to the six months ended December 31, 1996, due to an overall decline in system-wide sales.

Other income increased $79,600 (406.1%) to $99,200 for the six months ended December 31, 1997 due primarily to the one-time receipt of $83,000 from a vendor when the Company agreed to change its soft drink supplier.

The Company recognized a gain of $6,500 on the sale of a restaurant and equipment during the six months ended December 31, 1997.

General and administrative expenses decreased $6,200 (1.6%) to $375,300 during the six months ended December 31, 1997 as compared to the six months ended December 31, 1996 due primarily to an overall reduction in administrative and management expenses.

Interest expense decreased $14,600 (80.7%) to $3,500 for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996 due to a significant decrease in the Company's long-term debt.

Company-owned Restaurant Operations.

Company-owned restaurant revenues increased $97,100 or 12.9% during the six months ended December 31, 1997 compared to the same period in 1996. The Company owned four operating restaurants and the Sandwich Express bakery during majority of the six months ended December 31, 1997 as compared to three restaurants during the six months ended December 31, 1996.

Due to the increase in sales volume, gross profit increased $36,500 (6.8%) for the six months ended December 31, 1997 as compared to the same period in 1996. Gross profit as a percentage of sales decreased 3.8% from 70.9% to 67.1% for the six months ended December 31, 1997. The decrease was due to increases in food costs.

Company-owned restaurant costs and expenses increased $181,900 or 34.4% during the six months ended December 31, 1997 as compared to the same period in 1996 as a result of the increased overhead costs incurred in operating an additional Company-owned restaurant and bakery.


Three Months Ended December 31, 1997
As Compared to Three Months Ended December 31, 1996

Franchise Operations.

For the three months ended December 31, 1997, the Company recognized initial franchise fees of $9,700 from one international license contract, a 74.8% decrease in fees from the same period in 1996.

The Company recognized $129,400 of royalty income during the three months ended December 31, 1997, a $6,100 (4.5%) decrease from royalty income of $135,500 recognized for the comparable period in 1996. The decrease was due primarily to an overall decline in system-wide sales.

Rental income decreased $16,300 (39.0%) during the three months ended December 31, 1997 as compared to the three months ended December 31, 1996, due to the decrease in rental receipts from franchisees who pay their rent directly to the landlord instead of to the Company as a pass through to the landlord. Similarly, rent expense decreased by approximately the same amount. Historically, the Company's only source of rental income was from franchisees who purchased restaurants that were previously owned by the Company. The Company, who remained obligated on the lease, would collect rent from the franchisees (subleases) and pay it directly to the landlord. This trend is expected to continue until all franchisees negotiate their own leases directly with lessors.

Interest income decreased $6,400 (54.2%) to $5,400 for the three months ended December 31, 1997 as compared to $11,800 for the three months ended December 31, 1996. This decrease is due to an increase in collections on notes receivable and the Company's policy of not accruing interest income on notes receivable that are over six months in arrears.

Rebate income decreased $800 (1.6%) during the three months ended December 31, 1997 as compared to the three months ended December

31, 1996, due to an overall decline in system-wide sales.

Other income increased $12,000 (1200.0%) to $12,100 for the three months ended December 31, 1997. The increase was due primarily to salad dressing sales revenue and vending game income earned during the quarter ended December 31, 1997.

The Company recognized a gain of $6,500 on the sale of a restaurant and equipment during the three months ended December 31, 1997.

General and administrative expenses decreased $4,200 (2%) to $210,200 during the three months ended December 31, 1997 as compared to the three months ended December 31, 1996 due primarily to an overall reduction in administrative and management expenses.

Interest expense decreased $5,400 (67.5%) to $2,600 for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996 due to a significant decrease in the Company's long-term debt.

Company-owned Restaurant Operations.

Company-owned restaurant revenues decreased $8,400 or 2.1% during the three months ended December 31, 1997 compared to the same period in 1996. The Company owned four operating restaurants and the Sandwich Express bakery during the majority of the three months ended December 31, 1997 as compared to three restaurants during the three months ended December 31, 1996. There was an overall decrease in system-wide sales during the current quarter.

Due to the decrease in sales volume, gross profit decreased $22,000 (7.6%) for the three months ended December 31, 1997 as compared to the same period in 1996. Gross profit as a percentage of sales decreased 4.1% from 72.1% to 68% for the three months ended December 31, 1997. The decrease was due to increases in food costs.

Company-owned restaurant costs and expenses increased $46,200 or 17.3% during the three months ended December 31, 1997 as compared to the same period in 1996 as a result of the increased overhead costs incurred in operating an additional Company-owned restaurant and bakery.

President's Comments:

The first and second quarter results, for the year ended June 30, 1998, were in line with management's projections. The third quarter should also show a loss, mostly unusual in nature, due to losses associated with the sale of company-owned restaurants. These transactions should be completed by the end of the third quarter and operations should become profitable. The Company's objectives for the year ending June 30, 1998 remain as follows:

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

         7.  Enhance shareholder value.

                           PART II - OTHER INFORMATION


Item 1   None

Item 2   None

Item 3   None

Item 4   None

Item 5   None

Item 6   Exhibits and Reports on Form 8-K

         a)       Exhibits - none

         b) No reports on Form 8-K were filed during the quarter ended December 31, 1997

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Granada Hills, State of California on February 16, 1998.



N.U. PIZZA HOLDING CORPORATION





By: /s/
    ------------------------------------
    Ronald J. Gelet
    President



Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/                                               Dated: 2/16/98
------------------------------------                     --------------
Ronald J. Gelet
Director, President and Chief
Executive Officer


/s/                                               Dated: 2/16/98
------------------------------------                     --------------
Gloria Gelet
Director


/s/                                               Dated: 2/16/98
------------------------------------                     --------------
Jane Yennie
Controller


/s/                                               Dated: 2/16/98
------------------------------------                     --------------
Dan Rouse
Director