Form 10-Q
period 1998-03-31
N U PIZZA HOLDING CORP
filed 1998-05-13
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

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


                                     Nevada
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3656327
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


             16800 Devonshire St., Suite 305 Granada Hills, Ca 91344
             -------------------------------------------------------
                    (Address of principal executive offices)

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

                                 [X] Yes [ ] No

As of March 31 1998, there were 32,139,008 shares of common stock outstanding. Par value is $.001.

                         PART I - FINANCIAL INFORMATION


                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                              March 31,     June 30,
                                                1998          1997
                                             (Unaudited)   (Audited)
                                             ----------    ----------
               ASSETS

Current assets:
 Cash and cash equivalents                   $   28,600    $       --
Restricted cash                                  17,500        17,000
 Franchisee advertising receivable               19,000        29,600
 Receivables, net of allowance for
  doubtful accounts of $22,600 and
  $65,900, respectively                          75,500       127,900
 Current portion of notes receivable,
  net of allowance for possible future
  losses of $215,800 and $376,300,
  respectively                                  113,000       213,000
 Inventories                                      4,300        24,500
 Prepaid expenses                                31,700        78,300
                                             ----------    ----------
      Total current assets                      289,600       490,300
                                             ----------    ----------
Other assets:
 Notes receivable, net of allowance for
  possible future losses of $0 and
  $40,200, respectively                       1,102,900       512,300
 Intangible assets, net of accumulated
  amortization of $309,300 and $250,400,
  respectively                                  190,700       249,600
 Investments                                    256,900            --
 Deposits                                        29,600        33,300
                                             ----------    ----------
                                              1,580,100       795,200
                                             ----------    ----------
Leasehold improvements and property
 and equipment, net of accumulated
 depreciation and amortization of
 $322,000 and $407,000, respectively            286,000     1,154,100
                                             ----------    ----------
                                             $2,155,700    $2,439,600
                                             ==========    ==========



See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                 March 31,         June 30,
                                                   1998              1997
                                                -----------       -----------
                                                (Unaudited)        (Audited)
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt              $   130,300       $   180,800
 Accounts payable and accrued expenses              461,300           516,300
 Accrued franchise advertising                       36,500            46,600
 Current portion - accrued litigation
  settlements                                        27,000            32,000
 Loans payable to related parties                   156,000           173,900
                                                -----------       -----------
        Total current liabilities                   811,100           949,600
                                                -----------       -----------

 Long-term debt, net of current portion             138,600           230,400
 Accrued litigation settlements, net
  of current portion                                 72,300            90,500
 Deferred franchise fee income                       71,600           100,900

Stockholders' equity:
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 80,000 shares issued and
  outstanding (aggregate liquidation
  preference $400,000)                                8,000             8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                                4,400             4,400
 Common stock, $.001 par value per
  share, authorized 50,000,000 shares,
  32,139,008 and 31,139,008 shares issued,
  subscribed and outstanding, respectively           32,100            31,100
 Additional paid-in capital                       6,038,100         5,989,100
 Notes receivable arising from stock
  purchase agreements                              (487,000)         (487,000)
 Accumulated deficit                             (4,533,500)       (4,477,400)
                                                -----------       -----------
                                                  1,062,100         1,068,200
                                                -----------       -----------
                                                $ 2,155,700       $ 2,439,600
                                                ===========       ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                             Three Months Ended      Nine Months Ended
                                   March 31,              March 31,
                               1998       1997        1998       1997
                            ---------- ----------  ---------- ----------
                                 (Unaudited)            (Unaudited)
FRANCHISE OPERATIONS:

REVENUES:
 Initial franchise fees     $    9,800 $   38,500  $   29,300 $   90,500
 Royalties                     119,500    144,600     387,700    402,500
 Rental income                  11,800     42,000      67,300    140,200
 Interest income                16,800      9,100      28,400     30,300
 Rebate income                  34,700     36,800     119,200    130,300
 Other income                   31,600     29,200     130,800     48,800
 Gain on sale of restaurant
  and equipment                 19,700     70,200      26,200     70,200
                            ---------- ----------  ---------- ----------
                               243,900    370,400     788,900    912,800
                            ---------- ----------  ---------- ----------
COSTS AND EXPENSES:
 Rent                           27,400    198,500     101,100    313,800
 General and administrative    152,900    178,200     528,200    559,700
 Interest expense                1,200      9,000       4,700     27,100
                            ---------- ----------  ---------- ----------
                               181,500    385,700     634,000    900,600
 Franchise operating        ---------- ----------  ---------- ----------
 income (loss)                  62,400    (15,300)    154,900     12,200
                            ---------- ----------  ---------- ----------


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (CONTINUED)
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                                    Three Months Ended                    Nine Months Ended
                                         March 31,                             March 31,
                                  1998               1997               1998              1997
                              ------------       ------------      ------------       ------------
                            (Unaudited)             (Unaudited)
COMPANY-OWNED RESTAURANT
 OPERATIONS:

 Sales                        $    149,200       $    473,200      $  1,000,100       $  1,227,000
                              ------------       ------------      ------------       ------------
COSTS AND EXPENSES:
 Cost of sales                      45,200            146,800           325,000            366,000
 Operating                          68,400            211,900           462,600            656,400
 General and
  administrative                   105,400             68,200           421,900            152,500
                              ------------       ------------      ------------       ------------
                                   219,000            426,900         1,209,500          1,174,900
                              ------------       ------------      ------------       ------------
 Company-owned
  restaurant income
  (loss)                           (69,800)            46,300          (209,400)            52,100
                              ------------       ------------      ------------       ------------
 Income (loss) before
  income tax provision              (7,400)            31,000           (54,500)            64,300

 Income tax provision                   --                 --             1,600              2,400
                              ------------       ------------      ------------       ------------
 Net income (loss)            $     (7,400)      $     31,000           (56,100)            61,900
                              ============       ============
 Accumulated deficit,
  beginning of period                                                (4,477,400)        (4,560,300)
                                                                   ------------       ------------
 Accumulated deficit,
  end of period                                                    $ (4,533,500)      $ (4,498,400)
                                                                   ============       ============

 Net income (loss)
  per share                   $       0.00       $       0.00      $       0.00       $       0.00
                              ============       ============      ============       ============

 Weighted average
  number of shares
  outstanding                   31,772,341         30,846,617        31,347,037         29,486,834
                              ============       ============      ============       ============



See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


                                               March 31, 1998   March 31, 1997
                                               --------------   --------------
                                                (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                               $ (56,100)      $  61,900
  Adjustments to reconcile net
   income (loss) to net cash
   provided (used) by operating activities:
   Depreciation and amortization                   203,500         222,900
   Gain on sale of restaurants
    and equipment                                  (26,200)        (70,200)
   Realization of deferred income                  (29,300)        (65,500)
  Changes in assets and liabilities:
   Receivables, net                                 13,400        (165,900)
   Inventories                                      16,600          (8,700)
   Prepaid expenses and other
    current assets                                  36,500          22,700
   Accounts payable and accrued
    expenses                                       (63,300)        (49,500)
   Deposits                                         (9,700)        (17,600)
                                                 ---------       ---------
   Net cash provided (used) by
    operating activities                            85,400         (69,900)
                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Collections on notes receivable                    71,600          83,400
 Acquisition of intangible assets                       --        (200,000)
 Capital expenditures                                   --          (1,800)
                                                 ---------       ---------
  Net cash provided (used)
   by investing activities                          71,600        (118,400)
                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in amounts due
  to related parties                                32,100          47,300
 Principal payments on long-term debt             (160,500)       (551,500)
 Proceeds from issuance of common stock                 --         515,000
                                                 ---------       ---------
 Net cash (used) provided
  by financing activities                         (128,400)         10,800
                                                 ---------       ---------


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                                           March 31, 1998   March 31, 1997
                                           --------------   --------------
                                             (Unaudited)    (Unaudited)
Net increase (decrease) in cash
 and cash equivalents                         $  28,600      $(177,500)

Cash and cash equivalents,
 beginning of period                                 --        255,100
                                              ---------      ---------
Cash and cash equivalents,
 end of period                                $  28,600      $  77,600
                                              =========      =========

Supplemental information:

 Cash paid for interest                       $   4,700      $  17,000
 Cash paid for income taxes                   $   1,600      $     800


Non-cash transactions:

 Notes receivable issued in
  exchange for accounts receivable            $  30,800      $  45,900

 Notes receivable issued in exchange
  for fixed assets, prepaid expenses
  and accounts receivable                       531,400        210,000

 Accounts and note receivable
  forgiven in exchange for investment            17,000             --

 Loans payable to related party forgiven
  in exchange for common stock                   50,000             --

 Leasehold improvements, property and
  equipment and other assets transferred
  in exchange for investment in
  affiliate                                     239,900             --

 Notes receivable issued for stock                   --        402,000

 Forgiveness of debt in exchange for
  a reduction in accounts payable                    --         23,000

 Issuance of stock for future services               --         15,000


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


In the opinion of management of N.U. Pizza Holding Corporation and Subsidiaries (the "Company"), the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations and changes in its cash flows for the three and nine month periods presented.

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

Note 2 - Stockholders' Equity

During the three months ended March 31, 1998, loans payable to a related party of $50,000 were forgiven in exchange for 1,000,000 shares of the Company's common stock issued at $.05 per share.

Note 3 - Litigation

Pending

In September 1995, an action was filed against the Company for breach of contract for failure to make payments on a Promissory Note totaling approximately $12,800. The Company filed an answer on December 6, 1995 and made a settlement offer to the plaintiffs but the plaintiffs' counsel has not pursued settlement. Currently, the case is dormant and the Company believes that the matter will eventually be settled for no more that the current balance due on the original promissory note of approximately $12,800, which has been classified as a current liability.

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

As part of the second settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,200 for a period of ten years commencing on June 15, 1996 and to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno restaurants for a period of five years. Subsequently, the Company filed a Demand for Arbitration before

JAMS/Endispute, Inc. alleging that the plaintiff violated the terms of the second settlement agreement. In November 1996, the parties entered into a new third settlement agreement which superseded both previous agreements referenced above. This final settlement agreement required the Company to make an immediate cash payment of $101,000 and subsequent installment payments totaling $117,500 plus interest on or before November 1, 2001. At March 31, 1998, the Company has classified the remaining amount due under the terms of the final settlement agreement as an accrued litigation settlement on its balance sheet.

In November 1995, an action was filed against the Company for unlawful detainer at one of its restaurant locations. The landlord was seeking approximately $58,000 in past due rent. The matter was settled out of court and the Company paid the landlord $30,000. The action has been dismissed by the landlord.

In September 1995, an action was filed against the Company for breach of contract for failure to make payments under the terms of a promissory note and Security Agreement. The plaintiffs alleged that the Company defaulted on amounts due them totaling approximately $77,900. A tentative settlement was reached with the plaintiff's attorney but the plaintiffs did not agree to the terms. A Settlement Conference was held on June 29, 1996. The parties were unable to settle the matter at the Conference and the Court scheduled a trial date for October 16, 1996. However, prior to the trial date, the parties settled the matter with the Company agreeing to pay the sum of approximately $54,500 plus interest at 10% per annum in monthly installments until paid in full. The Company has made regular monthly installment payments and the unpaid balance has been classified as a current liability.

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

Note 3 - Investments

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

In January 1998, the Company transferred leasehold improvements, property and equipment and other assets totaling $239,900 in exchange for 4,000,000 shares of common stock in a newly formed affiliated corporation.



Note 4 - Income Taxes

The Company's federal income tax provisions for the three month and nine month periods ended March 31, 1997 have been eliminated by the utilization of net operating loss carryforwards. The Company would have been required to pay federal income taxes in these periods had it not been able to utilize these carryforwards. A provision for minimum state income taxes has been provided in the consolidated financial statements.



                                     PART I

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Nine Months Ended March 31, 1998:

Liquidity and Capital Resources.

For the nine months ended March 31, 1998, cash of $85,400 was provided by operating activities. This marks the third consecutive quarter that cash flow has been provided from operating activities. The Company attained positive cash flow for the nine months ended March 31, 1998 primarily from the collection of principal amounts due on its notes receivable and the receipt of a one-time payment of $83,000 from a vendor when the Company agreed to change its sole supplier of soft drink products. Cash and cash equivalents at March 31, 1998 were $28,600.

Operating Activities.

Accounts receivable decreased $52,400 to $75,500 at March 31 1998. A net decrease of $13,400 was caused by franchisees paying their royalties more timely. A further decrease of $39,000 was due to conversions of accounts receivable to notes receivable.

Prepaid expenses decreased $46,600 to $31,700 at March 31, 1998. The decrease is due primarily to the expiration of prepaid advertising, consulting, insurance and rent at June 30, 1997 as well as the sale of company-owned restaurants.

Inventories decreased $20,200 to $4,300 at March 31, 1998 due to the sale of Company-owned restaurants and deposits decreased $3,700 to $29,600 at March 31, 1998 due to normal business fluctuations.

Accounts payable, accrued expenses and accrued litigation settlements decreased $60,000 to $488,300 at March 31, 1998, primarily due to the increased payment of outstanding trade payables and the continued payment of accrued litigation settlements.

Accrued franchise advertising payable decreased $10,100 during the nine months ended March 31, 1998. This decrease is offset by an decrease in advertising fund receivables of $10,600 and an increase in advertising cash of $500.

Deferred license fees of $29,300 were recognized as income during the nine months ended March 31, 1998.

Investing Activities.

Notes receivable increased $490,600 to $1,215,900 at March 31, 1998 due to the issuance of $562,200 of notes receivable in exchange for fixed assets, receivables and prepaid expenses of Company-owned restaurants and the collection of $71,600 of outstanding amounts due to the Company.

Net leasehold improvements and property and equipment decreased $868,100 to $286,000 at March 31, 1998. In January 1998, the Company transferred leasehold improvements, property and equipment and other assets totaling $239,900 in exchange for 4,000,000 shares of common stock in a newly formed affiliated corporation. The decrease was also due to the sale of three Company-owned restaurants and to normal monthly depreciation and amortization.

The Company forgave $17,000 of accounts and notes receivable from the previous owners of a Sandwich Express Restaurant in exchange for a 27% stock ownership interest in a new corporation formed with an affiliated corporation.

Financing Activities.

Long-term debt decreased $178,400 to $497,200 at March 31, 1998 due to payments of $160,500 on outstanding obligations and the forgiveness of $50,000 due to a related party in exchange for common stock. This decrease was offset by an increase in amounts due to related parties of $32,100.

Common stock and additional paid-in capital increased $1,000 and $49,000, respectively, to $32,100 and $6,038,100, respectively, at March 31, 1998 due to the forgiveness of $50,000 of related party debt in exchange for 1,000,000 shares of common stock issued at $.05 per share.

Results of Operations.

Nine Months Ended March 31, 1998
As Compared to Nine Months Ended March 31, 1997

Franchise Operations.

For the nine months ended March 31, 1998, the Company recognized initial franchise fees of $29,300 from one international license contract, a 67.6% decrease in fees from the comparable period in 1997.

The Company recognized $387,700 of royalty income during the nine months ended March 31, 1998, a $14,800 (3.7%) decrease from royalty income of $402,500 recognized for the comparable period in 1997. The decrease was due primarily to an overall decrease in system-wide sales.

Rental income decreased $72,900 (52.0%) during the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997, due to the decrease in rental receipts from franchisees who pay their rent directly to the landlord instead of to the Company as a pass through to the landlord. Similarly, rent expense decreased by approximately the proportionate percentage amount. Historically, the Company's only source of rental income was from franchisees who purchased restaurants that were previously owned by the Company. The Company, who remained obligated on the lease, would collect rent from the franchisees (subleases) and pay it directly to the landlord. This trend is expected to continue until all franchisees negotiate their own leases directly with lessors.

Interest income decreased $1,900 (6.3%) to $28,400 for the nine months ended March 31, 1998 as compared to $30,300 for the nine months ended March 31, 1997. This decrease is due to an increase in collections on notes receivable and the Company's policy of not accruing interest income on notes receivable that are over six months in arrears.

Rebate income decreased $11,100 (8.5%) to $119,200 during the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997, due to an overall decline in system-wide sales.

Other income increased $82,000 (168.0%) to $130,800 for the nine months ended March 31, 1998 due primarily to the one-time receipt of $83,000 from a vendor when the Company agreed to change its soft drink supplier.

The Company recognized a gain of $26,200 on the sale of restaurants and equipment during the nine months ended March 31, 1998.

General and administrative expenses decreased $31,500 (5.6%) to $528,200 during the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997 due primarily to an overall reduction in administrative and management expenses.

Interest expense decreased $22,400 (82.7%) to $4,700 for the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997 due to a significant decrease in the Company's long-term debt.

Company-owned Restaurant Operations.

Company-owned restaurant revenues decreased $226,900 or 18.5% during the nine months ended March 31, 1998 compared to the same period in 1997. The Company sold three operating restaurants during the nine months ended March 31, 1998.

Due to the decrease in sales volume, gross profit decreased $185,900 (21.6%) for the nine months ended March 31, 1998 as compared to the same period in 1997. Gross profit as a percentage of sales decreased 2.7% from 70.2% to 67.5% for the nine months ended March 31, 1998. The decrease was due to increases in food costs.

Company-owned restaurant expenses increased $75,600 or 9.3% during the nine months ended March 31, 1998 as compared to the same period in 1997 as a result of the increased overhead costs incurred in operating an additional Company-owned restaurant and bakery.


Three Months Ended March 31, 1998
As Compared to Three Months Ended March 31, 1997

Franchise Operations.

For the three months ended March 31, 1998, the Company recognized initial franchise fees of $9,800 from one international license contract, a 74.5% decrease in fees from the same period in 1997.

The Company recognized $119,500 of royalty income during the three months ended March 31, 1998, a $25,100 (17.4%) decrease from royalty income of $144,600 recognized for the comparable period in 1997. The decrease was due primarily to an overall decline in system-wide sales.

Rental income decreased $30,200 (71.9%) during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, due to the decrease in rental receipts from franchisees who pay their rent directly to the landlord instead of to the Company as a pass through to the landlord. Similarly, rent expense decreased by approximately the proportionate percentage amount. Historically, the Company's only source of rental income was from franchisees who purchased restaurants that were previously owned by the Company. The Company, who remained obligated on the lease, would collect rent from the franchisees (subleases) and pay it directly to the landlord. This trend is expected to continue until all franchisees negotiate their own leases directly with lessors.

Interest income increased $7,700 (84.6%) to $16,800 for the three months ended March 31, 1998 as compared to $9,100 for the three months ended March 31, 1997. This increase is due to an increase in collections on notes receivable.

Rebate income decreased $2,100 (5.7%) during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, due to an overall decline in system-wide sales.

Other income increased $2,400 (8.2%) to $31,600 for the three months ended March 31, 1998. The increase was due primarily to salad dressing sales revenue and vending game income earned during the quarter ended March 31, 1998.

The Company recognized a gain of $19,700 on the sale of company-owned restaurants and equipment during the three months ended March 31, 1998.

General and administrative expenses decreased $25,300 (14.2%) to $152,900 during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 due primarily to an overall reduction in administrative and management expenses.

Interest expense decreased $7,800 (86.7%) to $1,200 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 due to a significant decrease in the Company's long-term debt.

Company-owned Restaurant Operations.

Company-owned restaurant revenues decreased $324,000 or 68.5% during the three months ended March 31, 1998 as compared to the same period in 1997. The Company owned only one operating restaurant and the Sandwich Express bakery during most of the three month period ended March 31, 1998 as compared to three restaurants and the bakery during the three months ended March 31, 1997.

Due to the decrease in sales volume, gross profit decreased $222,400 (68.1%) for the three months ended March 31, 1998 as compared to the same period in 1997. Gross profit as a percentage of sales increased 0.7% from 69.0% to 69.7% for the three months ended March 31, 1998.

Company-owned restaurant expenses decreased $106,300 or 40.0% during the three months ended March 31, 1998 as compared to the same period in 1997 as a result of the sale of company-owned restaurants


President's Comments:

The third quarter results for the year ended June 30, 1998, were substantially better than management's projections. Even after taking a one time write-off of $58,000 for uncollectible notes receivable and royalties receivable, there was a loss of only $7,400 for the quarter. In large part, this is due to the fact that the Company is ahead of schedule in divesting itself of its Company-owned restaurants. Furthermore, the Company has made substantial progress in stabilizing and increasing the revenues generated from franchise operations. The Company also re-licensed two locations, which it did not expect to do.


For the remainder of the current fiscal year, the Company intends to continue to develop its new express and fresh mex concepts.

The Company will also continue to seek a merger/acquisition which will strengthen the Company's balance sheet and give it the resources necessary to aggressively develop its new concepts.

                           PART II - OTHER INFORMATION

Item 1  None

Item 2  None

Item 3  None

Item 4  None

Item 5  None

Item 6  Exhibits and Reports on Form 8-K

               a)     Exhibits - none

               b)     No reports on Form 8-K were filed during the
                         quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Granada Hills, State of California on May 15, 1998.


N.U. PIZZA HOLDING CORPORATION



By: /s/
   --------------------------------
    Ronald J. Gelet
    President




Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/                                     Dated: 5/15/98
-----------------------------------           --------------
Ronald J. Gelet
Director, President and Chief
Executive Officer


/s/                                     Dated: 5/15/98
-----------------------------------           --------------
Gloria Gelet
Director


/s/                                     Dated: 5/15/98
-----------------------------------           --------------
Jane Yennie
Controller


/s/                                     Dated: 5/15/98
-----------------------------------           --------------
Dan Rouse
Director