Form 10-K
period 1998-06-30
N U PIZZA HOLDING CORP
filed 1998-10-13
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                     For the fiscal year ended June 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 0-19522

                         N. U. Pizza Holding Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                   95-3656327
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


16800 Devonshire Street, Suite 305  Granada Hills, CA                   91344
-----------------------------------------------------                 ----------
      (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (818)368-2616

Securities registered pursuant to Section 12 (b) of the Act:

                                                      Name of each exchange
 Title of Each Class                                  on which registered
 -------------------                                  -------------------
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

                                 [x] Yes          [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of shares of the voting stock held by non-affiliates of the Company, based on the bid price of such stock on the Over-The-Counter electronic bulletin board on October 2, 1998 was $525,435.

The number of shares of Common Stock outstanding as of October 2, 1998 was 32,139,008.

                       Documents Incorporated by Reference
                                      None

                                     PART I

ITEM 1. BUSINESS

General

The Company consists of N. U. Pizza Holding Corporation and its wholly-owned subsidiaries Formaggi Inc. and Numero Uno Franchise Corporation.

N. U. Pizza Holding Corporation was incorporated under the laws of the State of Nevada in 1981 as Gelet Enterprises, Inc. In April 1993, Gelet Enterprises, Inc. changed its name to N. U. Pizza Holding Corporation. Its principal place of business is 16800 Devonshire Street, Suite 305, Granada Hills, California 91344, telephone number (818) 368-2616. Numero Uno Franchise Corporation franchises a chain of restaurants known as Numero Uno Pizzeria. Numero Uno Franchise Corporation has developed a unique system for producing and merchandising distinctive, high quality Sicilian style, deep-dish pizza, sandwiches and other Italian food products. There are two types of Numero Uno establishments: (1) full service Numero Uno Pizzeria Restaurants which offer server-assisted, sit down, dining room service, with takeout and delivery service as an ancillary feature of its business, (2) Numero Uno Pizzeria establishments which provide only limited dine-in service and which feature takeout and delivery services. The Company currently operates one full service Numero Uno Pizza Restaurant.

Numero Uno Franchise Corporation maintains centralized franchising, buying, personnel, systems, pricing, advertising, merchandising and accounting functions at its principal executive offices. Most of the Company's business is currently done in Southern California.

Formaggi Inc., which is a wholly-owned subsidiary, franchises the "Oregon's Original Sandwich Express and Bakery" concept and a new dual concept known as "Formaggi Pizza/Sandwich Express". Both concepts feature limited dine-in service and provide takeout, delivery, and, in some instances, drive-through services. All Formaggi Inc.'s business is currently done in Oregon.

Pursuant to a stock purchase agreement (the "Agreement") dated February 1, 1994, as amended, Woodbury, Inc., an affiliate, acquired all of the issued and outstanding shares of common stock of N. U. Pizza Holding Corporation. The agreement was approved by the respective directors of both companies and the transaction was formally closed on April 19, 1994. The consideration paid to the shareholders for the acquisition of N. U. Pizza Holding Corporation was 80,000 shares of Woodbury, Inc.'s convertible preferred stock. Upon formalization of the acquisition of N. U. Pizza Holding Corporation by Woodbury, Inc., the directors of N. U. Pizza Holding Corporation and Woodbury, Inc. approved the merger of Woodbury, Inc. into its newly acquired subsidiary, N. U. Pizza Holding Corporation. The stockholder of Woodbury, Inc. received one share of common stock of N. U. Pizza Holding Corporation for each share of Woodbury, Inc. common stock that he owned. N. U. Pizza Holding Corporation has amended its articles of incorporation to provide for capitalization similar to that of Woodbury, Inc., including the authorization of convertible preferred stock. The merger of Woodbury, Inc. and its wholly-owned subsidiary did not require Woodbury, Inc. shareholder action. Ronald J. Gelet, who was the sole officer and director of the Company prior to the merger has remained in his capacity as president and director.

On January 7, 1997, N. U. Pizza Holding Corporation consummated an asset purchase agreement whereby it bought certain assets from the DAS Group, Inc., the owner of a bakery and the franchisor of Original Sandwich Express Restaurants for consideration of $200,000 in cash. Upon the closing of the agreement, N. U. Pizza Holding Corporation contributed the $200,000 of assets it purchased from the DAS Group, Inc., to Formaggi Inc. in exchange for 2,000,000 shares of Formaggi Inc.'s common stock. Currently, there are no other shareholders in Formaggi Inc.

Formaggi Inc. franchises Oregon's Original Sandwich Express and Bakery Restaurants and a new dual concept known as Formaggi Pizza/Sandwich Express. N.
U. Pizza Holding Corporation has a wholly-owned subsidiary known as Numero Uno Franchise Corporation, which was incorporated in 1975, to franchise Numero Uno Pizza Restaurants.


The Company's Products

The distinguishing characteristics of the Numero Uno system include, but are not limited to, a unique and readily recognizable design, color scheme and layout for the premises where such business is conducted; distinctive furnishings; specialized paper products; signs and advertising; and distinctive trade names, service marks and other identifying marks, designs, logos and commercial symbols including, without limitation, "Numero Uno Pizzeria," "Numero Uno Takeout and Delivery," "One Bite and We Gotcha" and "Pizza, Pasta and More." In addition, the Company and its president have created and perfected unique and distinctive methods for preparing, serving and merchandising Sicilian-style deep dish pizza, sandwiches and other related food products including the use of specially prepared ingredients and secret recipes which the Company and its president originated.

Pizza is clearly the most important product in the Company's line. Deep dish, Sicilian-style is the most popular product and New York-style thin crust pizza is second in demand.

As of June 30, 1998 there were 53 franchised restaurants in the Numero Uno and Sandwich Express system featuring dine-in facilities as well as takeout and delivery services. Also, as of June 30, 1998 the Company owned and operated one full service restaurant.


Domestic Franchising

The Company began franchising Numero Uno full service restaurants in 1975. Through franchising activities, the Company has established a good reputation and a demand for its deep dish, Sicilian-style pizza, sandwiches and other Italian food products. The name Numero Uno and the related trade names, trademarks, service marks, logo designs and commercial symbols have come to signify to the public the highest standards of quality, cleanliness, appearance and service, all of which are publicized through various advertising media. The Company currently engages in the sale and administration of full service restaurant franchises as well as takeout and delivery restaurant franchises.

The franchise terms granted to each franchisee are subject to terms and conditions of the then applicable franchise agreement. Over the past twenty years, the franchise licenses have been modified so that the terms of the franchise agreements range from ten to twenty years; initial franchise fees range from $6,000 to $25,000 and monthly royalty fees are the higher of $1,200 or 5% of net franchise revenues. Advertising fees are the higher of $800 or 3% of net franchise revenues. Typically, the franchise agreements provide for either a protected delivery territory or an exclusive delivery territory.

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

The license grants exclusivity for a fixed period of years providing that the licensee fulfills the development schedule set forth in the respective agreement. The initial nonrefundable fee is based on the negotiated number of restaurants to be opened under the agreement, with a typical fee ranging from $10,000 to $15,000 per restaurant. Typically, the first restaurant must be opened within one year of execution of the agreement with the balance of restaurants to be opened within five years.

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

There are currently five international development agreements in effect: China; South Korea; Indonesia; Lebanon and the United
Arab Emirates; and the Philippines. Currently, there are fifteen international units opened and operating.


Company-owned Restaurants

The Company sold two of its restaurants and exchanged one restaurant for shares of common stock in a related entity during the fiscal year ended June 30, 1998. The Company currently operates one restaurant. The Company has decided to concentrate its growth and effort in the domestic and international franchising of the Numero Uno concept, to providing assistance to Formaggi Inc. and to grow its two concepts outside of California and Oregon. No additional Company operations will be added and the existing Company-owned restaurant is expected to be franchised.

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


Employees

The Company currently has sixteen "nonunion" employees. This does not include personnel that are employed by the Company's franchisees. Management believes that its employee relations are generally good.

Competition

There is a tremendous amount of competition in the pizza business. The Company faces competition for patronage of customers in varying degrees from national, regional and local chains which are located in the Company's marketplace. Many of these competitors offer merchandise similar to that made available by the Company. The Company attempts to compete by offering what it believes to be higher quality food and better service at reasonable prices.

The Company's major national competitors include Pizza Hut, Dominos and Little Caesar's. Regional competitors include Shakey's, Round Table, Mountain Mike's Pizza and Papa Murphy's Pizza. There is also significant independent competition which currently accounts for more than 50% of the pizza market in Southern California.

In the recent past, the competition in the Southern California marketplace has intensified. Predatory pricing and deep discounting have had an effect on consumers' brand loyalty. The Company also competes for the customers' dollar with virtually all restaurants in the Southern California marketplace whether or not they specialize in pizza or offer Italian specialty items.


Trademarks, Service Marks, Trade names, Logo Types and Commercial Symbols

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

On November 11, 1997, the Company received a registered trademark in the State of Oregon for "Formaggi" as Reg. #2112981. Formaggi Inc. owns, by assignment, "Oregon's" Original Sandwich Express Bakery" trademark as Reg. #1747562 with the U.S. Patent and Trademark Office.

There are presently no effective adverse determinations by the United States Patent and Trademark Office; the trademark administrator of any state or any court; no impending interference, opposition or cancellation proceedings; nor any pending material litigation involving any of the foregoing marks which is relevant to their use in California. With the exception of the agreement with Pizzeria Uno Corporation (which prevents the Company from using the name anywhere within the continental United States except for California), there are no agreements currently in effect which significantly limit the rights of the Company or its affiliated entities to use or license the use of any of the said marks. Furthermore, there are no infringing uses actually known to the Company which would materially affect the use of any of the marks in California.

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

ITEM 2. PROPERTIES

Restaurants

The Company-owned restaurant site is leased. In many instances, the Company has also signed or guaranteed leases for restaurants operated by franchisees. The leases for the restaurant premises vary as to their terms, rental provisions, expiration dates and the existence of renewal options. The number of years remaining on the leased locations range from approximately one to six years. The termination of any of the leases due to expire within the next two years (without renewal options) would not have a material adverse effect on the operations of the Company. Most of the leases provide for a fixed minimum rent and some have provisions for additional rent based on a percentage of the total sales in excess of certain amounts. Many leases also provide that the Company shall pay all, or a portion of, the real estate taxes, insurance charges and maintenance expenses related to the leased premises.

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

Historically, Company-owned restaurants were either located in or adjacent to shopping centers of varying sizes and had adjacent parking facilities or were freestanding with parking that was specific to the location. Restaurants generally operate from 11:00 a.m. to 9:00 p.m., Sunday through Thursday, and 11:00 a.m. to 11:00 p.m. on Friday and Saturday. Particular location schedules may vary slightly.


Corporate Office

The Company relocated its corporate offices during the year ended June 30, 1997 and currently leases space located at 16800 Devonshire Street, Suite 305, Granada Hills, California. The space is approximately 2,000 square feet. There is approximately eighteen months remaining on the lease.


ITEM 3. LEGAL PROCEEDINGS

Pending

1. Jasvir Singh Basi aka David Basi, Ravinder K. Basi aka Linda Basi, and Basi Food Company, Inc. vs. Ronald J. Gelet, Numero Uno Franchise Corporation, Numero Uno, Inc., Gregory Golem and Does 1 through 100, inclusive, Superior Court of the State of California for the County of Los Angeles, Case No. LC023294. In October 1985, the Company entered into a franchise agreement with Jasvir Singh Basi and Ravinder Kaur Basi for a full service restaurant located in Winnetka, California. In or about June 1993, a dispute arose between the Basis and the Company relating to the nature of the Basis' delivery rights and the geographic territory originally allocated to them. Pursuant to the franchise agreement, the Basis' right to delivery into the originally allocated area was non-exclusive and, upon the occurrence of certain conditions was subject to termination followed by renegotiation of an alternate delivery area with a new one. The Basis denied that they had agreed to a replacement delivery area and, further alleged that, by separate agreement, their delivery area was expressly agreed to. The Basis responded with a cross-complaint which sought compensatory and punitive damages and other relief based on claims of breach of contract, breach of covenant of good faith and fair dealing, intentional interference with prospective advantage, intentional infliction of emotional distress and violations of the Racketeer Influenced and Corrupt Organizations Act ("R.I.C.O."). The Company filed a demurrer to the cross complaint and the Basis filed a first amended cross complaint in January 1994. On September 27, 1994, the parties settled the lawsuit. The Company agreed to a royalty abatement which commenced on October 1, 1994 and continues for five years thereafter. The Company also agreed to a one-time waiver of the transfer fee should the franchisee decide to sell its franchise. In addition, the parties established the boundaries of the franchisee's geographic territory and delivery rights.

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

Settled

3.    Filet Menu, Inc. vs. Numero Uno, Inc., Gelet Enterprises, Inc. and Ronald
J. Gelet, Los Angeles Superior Court Case No. DC114313. This is an action filed on October 12, 1994 against the Company for breach of a settlement agreement. This matter arose out of the settlement of a previously filed lawsuit filed by the plaintiff against the Company in 1987. As part of that settlement agreement, the Company entered into a written agreement with the plaintiff for the purchase and payment of merchandise. The plaintiff alleged that the Company breached that agreement by failing to purchase all the required items and also failed to pay for some items which were delivered under the settlement agreement. The Company contended that Filet Menu breached the settlement agreement. The Company answered the complaint and the Superior Court referred the matter to the Joint Association Settlement Program. After a settlement conference was held, the parties settled the matter. As part of the second settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,167 for a period of ten years commencing on June 15, 1996 and to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno restaurants for a period of five years. Subsequently, Numero Uno Franchise Corporation filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that Filet Menu violated the terms of the second settlement agreement. In November 1996, the parties entered into a new third settlement agreement which superseded both previous agreements referenced above. This final settlement agreement required the Company to pay the supplier a total of $238,000 consisting of immediate cash payment of

$101,000, subsequent installment payments totaling $37,000 plus interest of 8% on or before November 1, 1998 and $100,000 (reduced by the plaintiff to $75,000 during the current year) payable in sixty monthly installments of $1,250.

4. Shaikh Irshad Ahmad Taj vs. Numero Uno, Inc., Numero Uno Franchise Corporation and N. U. Pizza Holding Corporation, Orange County Superior Court Case No. 719323. This is an action filed for breach of contract which was filed on October 20, 1993 in the Orange County Superior Court against the Company, its president and several of its subsidiaries. The matter arose out of a promissory note executed by the Company on October 1, 1991 in the original amount of $130,000 and which was secured by a security agreement. Plaintiff alleged that the Company breached the security agreement and therefore the entire amount of the promissory note is accelerated. The complaint was served on the Defendants in April 1994 and the defendants answered the complaint. A Mandatory Settlement conference was held on September 16, 1994 and the parties were unable to reach a settlement. The Court ordered the matter to binding arbitration and at a hearing on December 8, 1995, the matter was resolved in favor of the Company. The Company was held not to be liable for any portion of the note.

5. Numero Uno Franchise Corporation vs. Thomas Chan, Anita Chan, Danny Kong and Judy Kong and Does 1 through 10, inclusive, Los Angeles Superior Court Case No. BC109959. This matter arose out of the breach of a sublease by an assignee of the Defendants. On or about January 29, 1982, Defendants subleased premises from the Company and on or about March 20, 1992, Defendants assigned their right, title and interest to the sublease to other assignees. The assignment specifically stated that it "shall not release the originally named sublessees from liability for the continued performance on the terms and provisions on the part of the sublessee to keep informed." Commencing on or about January 1, 1994, the new sublessees failed and continued to fail to pay rent to the lessor or to the Company.

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

6. Maurice Pack vs. Mission Gorge Pizza, Inc., Numero Uno Franchise Corporation and N. U. Pizza Holding Corporation, Los Angeles Superior Court Case No. LC033111. This was a complaint filed on July 21, 1995 for $50,943 due on a promissory note and guarantees. The Company guaranteed a franchisee's note payments. The franchisee defaulted on payments under the promissory note due to the plaintiff beginning in April 1995 and continuing thereafter. A status conference had been set for May 17, 1996 but was taken off the calendar when the parties settled the matter. The Company agreed to pay the plaintiff $56,723 in monthly installments until paid in full. At June 30, 1998, approximately $15,600 remained unpaid.

7. Robert and Frances Clayton vs. Numero Uno Takeout and Delivery, Inc., Gelet Enterprises, Inc., Numero Uno Franchise Corporation, Ronald J. Gelet, Gregory R. Golem and Bradley Harrington, Orange County Superior Court Case No. 749134. This action for breach of lease was filed June 26, 1995 by the landlord of premises leased by Numero Uno Takeout and Delivery in Huntington Beach, California. In March 1995, Numero Uno Takeout and Delivery vacated the premises. The plaintiffs sought rent in the amount of $20,512 and other amounts for damages according to proof. The Company contended that Numero Uno Takeout and Delivery was a defunct entity and there was no contractual liability on behalf of the Company and other named defendants. Defendants Gelet Enterprises, Inc., Numero Uno Franchise Corporation, Ronald J. Gelet and Gregory R. Golem answered the complaint on August 16, 1995. After some discovery, the Court assigned the case to non binding arbitration. An arbitration hearing was held on June 20, 1996 and the arbitrator awarded the plaintiffs $31,781. Numero Uno Franchise Corporation did not agree with the award and filed a Request For Trial De Novo with the Court and a court date was set for October 28, 1996. Prior to trial, the parties entered into a settlement agreement which provides for a stipulation for judgment should the Company fail to pay installments pursuant to the terms of the settlement agreement. The Company agreed to pay $16,500 plus interest in monthly installments which were paid in full during the year ended June 30, 1998.

8. Commercial Ventures vs. N. U. Pizza Holding Corporation, Los Angeles Municipal Court Case No. 95T03975. This action was filed on August 8, 1995 and alleged breach of contract by the Company arising out of a lease agreement entered into in June 1990. The plaintiffs sued for back rent and other damages. The action was filed in Municipal Court, the jurisdictional limit of the court in which the plaintiff filed the action was $25,000. The parties agreed to stipulate to the settlement of this matter by the payment from the Company to the plaintiff of the sum of $12,913 which was paid in full on March 5, 1996.

9. Konstantin Gontmaher vs. Numero Uno, Inc., et al., Los Angeles Superior Court Case No. BC013580. This matter was filed on November 14, 1994 alleging breach of contract and various other causes of action against the Company. The plaintiff was a franchisee of the Numero Uno restaurant location in Northridge, California. The Company filed a demurrer and motion to strike. The demurrer was sustained in the third through tenth causes of action with the plaintiff given twenty days to amend the complaint. The plaintiff did not amend and the case was on the verge of being dismissed when the plaintiff obtained new counsel and filed a Motion for Leave to file a First Amended Complaint for amounts owing on a note under the franchise agreement. At the same time, the Company filed a motion for Leave to File a Cross-complaint. Both motions were granted by the Court on May 17, 1996 and the trial was eventually set for March 10, 1997. Prior to trial, the parties settled the matter with the plaintiff agreeing to pay the Company $30,000.

10. Dolan Construction Company, Inc. vs. Numero Uno Franchise Corporation, Orange County Municipal Court Case No. 300623. This was an action filed for breach of contract and foreclosure of mechanics liens filed on September 22, 1995. The dispute centered around a parcel of real property located in Santa Ana, California for which the Company contracted with the plaintiff to perform improvements. The plaintiff sought $15,764 as the outstanding balance owed on the contract. The Company responded to the complaint on October 31, 1995. After some discovery, a Trial Setting Conference was set for April 25, 1996 but was taken off the calendar when the matter was settled. The Company agreed to pay the plaintiffs $15,129 at the rate of $500 per month until paid in full. The Company entered into a stipulation for entry of judgment with the plaintiff which may be filed with the Court in the event that the Company defaults on any payment due to the plaintiff.

11. Century Entertainment Center, L.P. vs. Numero Uno Franchise Corporation, Los Angeles Superior Court Case No. BC138386. This was an action filed on November 2, 1995 for unlawful detainer for one of the Numero Uno restaurant locations. The landlord was seeking approximately $58,000 in past due rent. A Status Conference was held on December 1, 1995 and a trial date was set for December 18, 1995. Numero Uno Franchise Corporation made a motion to continue the trial date which was granted and then after several more continuances the plaintiffs and Numero Uno Franchise Corporation entered into a stipulation to continue the trial date. The matter was settled with the Company paying the landlord $30,000 and entering into a new lease for the premises. Upon payment in full, the plaintiff dismissed the action.

12. Brian Moore and Linda Moore vs. Numero Uno Franchise Corporation and N. U. Pizza Holding Corporation, Orange County Superior Court Case No. 752894. This action was filed on September 18, 1995 for breach of a promissory note and security agreement made by the Company to Brilinca Corporation. The plaintiffs, Brian and Linda Moore are the assignees of Brilinca Corporation. The Moores alleged that the Company defaulted on amounts owing to them of $77,917. In addition to Numero Uno Franchise Corporation, the plaintiffs have sued N. U. Pizza Holding Corporation as guarantor of Numero Uno Franchise Corporation's obligations. A tentative settlement was reached with the Moores' attorney but the Moores did not agree with the terms. Because the parties were in settlement negotiations, the Court took the hearing on the Right to Attach Order and the Settlement Conference off the calendar. The Settlement Conference, however, was held on June 28, 1996. The parties were unable to settle the matter and a trial date was scheduled for October 16, 1996. Prior to the trial date, the parties settled the matter with the Company agreeing to pay approximately $54,500 plus interest at 10% per annum in monthly installments until paid in full. At June 30, 1998 approximately $500 remained unpaid.

13. Shin vs. Numero Uno Franchise Corporation, Los Angeles Superior Court. On July 28, 1995, an action was filed for amounts due on a promissory note. The plaintiffs alleged that the Company was in arrears on an installment note made on July 16, 1993 for approximately $107,900. The Company responded to the complaint on September 19, 1995 and the parties settled the matter on April 4, 1996 with the Company paying the plaintiffs $96,000. The remaining balance of $11,900 was forgiven by the plaintiffs.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

On December 30, 1993, the Company's common stock was authorized for trading in the over-the-counter market on the "Electronic Bulletin Board" under the symbol "NUZA." The Company's common stock is not listed on NASDAQ. The Company's common stock did not start to trade on the over-the-counter market until January 1995.

The following table shows the range of high and low bid quotations of the Company's common stock as traded in the over-the-counter market:

                               Year Ended                  Year Ended                  Year Ended
                                June 30,                    June 30,                    June 30,
                                  1998                        1997                        1996
                           ------------------          ------------------          ------------------
                           High           Low          High           Low          High           Low
Fiscal Period               Bid           Bid           Bid           Bid           Bid           Bid
-------------              ----          ----          ----          ----          ----          ----

First Quarter              0.08          0.05          0.31          0.13          0.72          0.25
Second Quarter             0.08          0.04          0.18          0.08          0.43          0.16
Third Quarter              0.08          0.04          0.18          0.11          0.34          0.16
Fourth Quarter             0.06          0.02          0.16          0.07          0.34          0.22


The above quotations were reported by the National Daily Quotation Service and were furnished by the National Quotation Bureau, Inc. The quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were or could have been effected.

Holders

As of October 7, 1998, the total number of shareholders was 509.

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

Dividends in arrears at June 30, 1998 totaled $4,200.

ITEM 6. SELECTED FINANCIAL DATA


                                                                                                      Eleven
                            Year Ended        Year Ended        Year Ended        Year Ended       Months Ended
                             June 30,          June 30,          June 30,          June 30,          June 30,
                               1998              1997              1996              1995              1994
                           ------------      ------------      ------------      ------------      ------------

Franchise Revenue          $  1,443,800      $  1,449,600      $  1,144,800      $    743,100      $  2,387,800

Franchise Operating
 (Loss) Income             $    (96,600)     $    199,100      $ (1,133,900)     $ (2,055,500)     $    175,800

Company-owned
 Restaurant Sales          $  1,109,800      $  1,708,200      $    483,200      $  3,460,000      $  2,218,500

Company-owned
 Restaurant
 (Loss)                    $   (249,200)     $   (114,600)     $   (137,500)     $ (1,022,500)     $   (234,400)

Net (Loss) Income          $   (348,300)     $     82,900      $ (1,273,800)     $ (2,923,500)     $    (62,600)

Net (Loss) Income
 per Common Share -
 Basic and Diluted         $       (.01)     $         --      $       (.08)     $       (.29)     $       (.01)

Weighted Average
 Number of Shares
 Outstanding -
 Basic and Diluted           31,522,570        30,846,616        15,420,508        10,203,653         6,186,200

Cash Dividends per
 Common Share                      None              None              None              None              None

Total Assets               $  1,911,100      $  2,439,600      $  2,880,300      $  2,168,800      $  3,394,900

Long-term
 Obligations               $    124,000      $    320,900      $    783,800      $    241,600      $    637,400

Stockholders'
 Equity (Deficit)          $    854,900      $  1,068,200      $    555,300      $   (160,100)     $    304,900

Working Capital
 Deficiency                $   (577,200)     $   (459,300)     $   (579,100)     $ (1,396,800)     $ (1,343,900)

Current Ratio                       .33               .52               .58               .26               .34

Number of Franchised
 Restaurants                         53                57                51                44                44

Number of Company-
 owned Restaurants
 Including the Bakery
 (1997)                               1                 5                 4                 6                14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying consolidated financial statements, including the notes thereto.

Liquidity and Capital Resources

The Company minimized its operating losses in a transitional year ended June 30, 1998. At June 30, 1998, the Company has an accumulated deficit of $4,825,700 and a working capital deficit of $577,200. There has been a minimal return on assets.

During the year ended June 30, 1998, the Company incurred a net loss of $ 14,300 before fourth quarter adjustments to noninterest bearing notes receivable from franchisees and the allowance for possible future losses on interest bearing notes receivable. After adjustments to notes receivable, the Company's net loss increased $ 334,000 to $ 348,300.

The Company's business began to generate positive cash flows during the year ended June 30, 1998. At June 30, 1997, the Company operated four Company-owned restaurants resulting in negative cash flows and operating losses. This trend continued in the current year as the Company was in the process of selling and/or exchanging three Company-owned restaurants. At June 30, 1998, the Company owned only one Numero Uno Pizzeria restaurant location.

The Company's franchise operations lost $96,600 in the current year but would have been profitable except for losses of approximately $604,000 recognized on uncollectible and discounted notes receivable from franchisees. Principle payments on long-term debt of approximately $200,000 also reduced the Company's cash resources.

During the year ended June 30, 1997, the Company reported net income of $82,900; however, the acquisition of the assets of an Oregon restaurant chain in January 1997 for cash of $200,000, an additional payment of $100,000 to an individual who sold the Company a restaurant during the year ended June 30, 1996 for common stock and a $101,000 settlement payment to a vendor significantly reduced the Company's cash resources.

Despite continued operating losses and drains on cash flow, in management's opinion, the Company's ability to continue as a going concern has improved for the following reasons:

The Company has further reduced its operating costs in the current year primarily as a result of the sale and/or exchange of under performing and unprofitable Company-owned restaurant locations and additional reduction of restaurant lease commitments. The Company realized proceeds of $157,000 from the sale of restaurants and equipment during the current year. The Company also continued to reduce its liabilities by the payment of obligations from this source of cash flow.

As the Company owns and operates fewer restaurants, the amount of cash required to support its operations has been substantially reduced. Financial commitments and uncertainties affecting cash flow have also been reduced.

The Company's cash outflow for capital expenditures was only $10,000 and $12,200, respectively, for the years ended June 30, 1998 and 1997. This reduction in capital expenditures is also due to the disposition of the Company's restaurants in the years ended June 30, 1998 and 1997. Property and equipment of $573,900 and $310,000, respectively, were sold during the years ended June 30, 1998 and 1997 in exchange for notes receivable.

The Company has settled all but two of its lawsuits and in management's opinion is not currently involved in any significant litigation which could result in material obligations. The Company settled a lawsuit in the year ended June 30, 1997 with a major supplier and significantly reduced future commitments. In November 1996, the parties entered into a revised settlement agreement. Pursuant to the terms of the new settlement agreement, the Company made a lump sum payment of $101,000 to the supplier and agreed to make monthly installment payments totaling $37,000 plus interest at 8% per annum through November 1, 1998. The revised settlement also required the Company to pay $75,000 to the supplier in sixty monthly installments of $1,250. At June 30, 1998, these commitments had a combined remaining balance of $67,800.

The Company has reduced and extended its long-term debt requirements. During the year ended June 30, 1998, principal payments on long-term debt totaled $199,100 compared to $541,000 for the year ended June 30, 1997.

Collections on notes receivable totaled $87,400 for the year ended June 30, 1998. The Company borrowed $9,600 from its president, accrued additional obligations to him of $30,000 during the current year and repaid $50,000 of his borrowings through a stock issuance.

Due to factors discussed above, although cash flow was only slightly positive in the current year, in management's opinion, cash flow should improve and stabilize in the future.

The Company plans to grow through a contemplated sales transaction which management anticipates will reduce the Company's liabilities and provide cash to enable the Company to concentrate on strengthening its existing franchise base, implement its dual pizza/sandwich concept, create new food concepts and expand its international franchising operations.

Operating Activities

Accounts receivable have decreased $80,900 to $47,000 at June 30, 1998. Franchisees made payments of $128,500 during the year ended June 30, 1998. Past due royalties of $69,300 were converted to notes receivable, receivables of $35,100 were exchanged for common stock in affiliated corporations, previously reserved accounts receivable of $32,500 and receivables recorded in connection with expenses incurred in sales of certain franchises of $72,500 were written off during the year ended June 30, 1998.

Inventories decreased $20,900 to $3,600 at June 30, 1998 due to the disposition of three Company-owned restaurants and the closure of the Sandwich Express bakery during the year ended June 30, 1998.

Prepaid expenses decreased $55,200 to $23,100 at June 30, 1998 due primarily to the expiration of prepaid advertising, consulting, insurance and rent as well as the disposition of three Company-owned restaurants during the year ended June 30, 1998.

Deposits and other assets increased $700 to $34,000 at June 30, 1998 due to the payment of a rent security deposit.

Accounts payable and accrued expenses decreased $54,700 to $461,600 at June 30, 1998 due to the increased payment of outstanding trade payables during the year.

Deferred franchise fee income of $34,000 was realized during the year ended June 30, 1998.

Accrued franchise advertising payable decreased $17,000 to $29,600 at June 30, 1998. Correspondingly, restricted cash and franchisee advertising receivable have also decreased $17,000 to $13,000 and $16,600, respectively, at June 30, 1998.

Investing Activities

Notes receivable and notes receivables from related parties increased increased $348,300 to $1,073,600 at June 30, 1998. The Company issued $862,000 of notes receivable in connection with the sale of Company-owned restaurants, exchanged $69,300 of accounts receivable for notes receivable, received $9,100 of common stock in an affiliated corporation in lieu of payment on a note receivable and received $87,400 of principal payments on outstanding amounts due. In addition, the Company specifically wrote off reserved notes receivable of $219,500 and discounted certain noninterest bearing notes receivable by $267,000.

During the year ended June 30, 1997, the Company and an affiliated corporation agreed to the formation of a new corporation in which they would be 24% and 27% shareholders, respectively. In October 1997, the new corporation finalized the purchase of the business and assets of an existing Sandwich Express restaurant. The Company agreed to forgive $17,000 in receivables from the current co-owners of the restaurant in exchange for its stock ownership in the new corporation.

In January 1998, the Company exchanged one of its Company-owned restaurants for 4,000,000 shares (25%) of the common stock of an affiliated corporation. The investment was recorded at $245,200 which was the net book value of the restaurant equipment and leasehold improvements transferred of $211,600 plus other current assets transferred of $33,600.

During the year ended June 30, 1998, the affiliated corporations in which the Company has common stock investments incurred immaterial losses. At June 30, 1998, the cost of these investments was not adjusted as the carrying value of the investments approximated their estimated recovery value.

Net leasehold improvements and property and equipment decreased $939,700 to $214,400 at June 30, 1998. The decrease is due primarily to depreciation and amortization of $164,200, the sale of equipment and leasehold improvements with net book values totaling $573,900, the exchange of equipment and leasehold improvements with net book values totaling $211,600 for common stock in an affiliated corporation and purchases of new equipment of $10,000.

Financing Activities

Long-term debt decreased $144,400 to $266,800, accrued litigation settlements decreased $54,700 to $67,800 and loans payable to related parties decreased $10,400 to $163,500 at June 30, 1998. The Company made principal payments on long-term debt of $144,400 and paid $54,700 toward an accrued litigation settlement. The Company issued 1,000,000 shares of common stock for $.05 per share ($50,000) as payment on a loan from the president of the Company. The Company also accrued $30,000 of additional dough royalties due to the president of the Company and received $9,600 of additional advances.

Common stock and additional paid-in capital increased $1,000 and $49,000 to $32,100 and $6,038,100, respectively, at June 30, 1998. The Company issued 1,000,000 shares of common stock at $.05 per share as payment on a loan from the president of the Company.

The Company also wrote off $85,000 of uncollectible subscription notes receivable.


Results of Operations

Year Ended June 30, 1998 as Compared to the Year Ended June 30, 1997

Franchise Operations

Initial franchise fees decreased $40,000 to $49,000 (44.9%) as compared to $89,000 for the year ended June 30, 1997. The Company recognized $34,000 of previously deferred franchise fees and received $15,000 of transfer fees on franchises that were sold during the year ended June 30, 1998. No new international development agreements were made during the year ended June 30, 1998.

For the year ended June 30, 1998, the Company earned royalty income of $491,200, a decrease of $63,200 (11.4%) as compared to royalty income of $554,400 for the year ended June 30, 1997. This decrease is due primarily to a continued decline in system-wide sales and the closure of six franchises.

The overall decrease in royalty income was offset in part by royalties of $54,800 received from Sandwich Express franchisees during the year ended June 30, 1998.


Rental income for the year ended June 30, 1998 decreased $112,700

(62.0%) to $69,100 as compared to $181,800 for the year ended June 30, 1997. This decrease is due to an increased number of franchisees paying their rent directly to the landlord instead of passed through the Company as in prior years.

Interest income decreased $3,700 (8.4%) to $40,500 for the year ended June 30, 1998 as compared to $44,200 for the year ended June 30, 1997. This decrease is due to fewer interest bearing notes receivable outstanding during the year ended June 30, 1998.

Rebate income decreased $15,500 (9.1%) to $154,300 for the year ended June 30, 1998 as compared to $169,800 for the year ended June 30, 1997. This decrease is due primarily to an overall decrease in system-wide sales for the year ended June 30, 1998.

Other income increased $52,900 (65.9%) to $133,100 for the year ended June 30, 1998 as compared to $80,200 for the year ended June 30, 1997 due primarily to the receipt of a one-time payment of $83,000 from a vendor when the Company agreed to change its sole supplier of soft drink products.

The Company recognized $137,400 of forgiveness of debt income for the year ended June 30, 1998 due to a $25,000 reduction of a previously accrued litigation settlement with a major supplier and the write off of $112,400 of previously accrued accounts payable.

The Company recognized $369,200 of gain on the sales of restaurant equipment and leasehold improvements during the year ended June 30, 1998.

Rent expense decreased $169,700 (71.1%) to $68,700 for the year ended June 30, 1998 as compared to $238,400 for the year ended June 30, 1997. This decrease is due primarily to an increase in rents paid directly to the landlord by franchisees instead of passed through the Company.

General and administrative expenses consist of corporate payroll and related benefits, insurance, professional fees, license fees and depreciation and amortization. These expenses decreased $36,500 (4.3%) to $817,800 for the year ended June 30, 1998 as compared to $854,300 for the year ended June 30, 1997. This decrease is due primarily to an overall reduction in administrative and management staff expenses and legal fees.

Bad debt expense increased $237,500 (238.9%) to $336,900 for the year ended June 30, 1998 as compared to $99,400 for the year ended June 30, 1997. The Company wrote off substantially more uncollectible accounts and notes receivable than during the year ended June 30, 1997.

The Company recorded $267,000 of discounts on notes receivable to reduce the carrying value of noninterest bearing notes receivable to their fair value at June 30, 1998. An imputed interest rate of 8% was applied to the future cash flows of noninterest bearing notes receivable to determine the discount. There were no noninterest bearing notes receivable at June 30, 1997.

During the year ended June 30, 1998, the Company's consulting expense decreased $7,500 (67.0%) to $3,700 as compared to $11,200 for the year ended June 30, 1997. The Company did not enter into any new consulting agreements during the year ended June 30, 1998.

Interest expense increased by a minor amount of $4,100 (9.7%) to $46,300 for the year ended June 30, 1998 as compared to $42,200 for the year ended June 30, 1997.

There were no litigation settlements during the year ended June 30, 1998. During the year ended June 30, 1997, the Company settled a lawsuit by agreeing to pay a plaintiff $5,000.


Company-owned Restaurant Operations

Company-owned restaurant revenues decreased $598,400 (35.0%) to $1,109,800 for the year ended June 30, 1998 as compared to $1,708,200 for the year ended June 30, 1997. The Company disposed of three of its Company-owned restaurants and closed the bakery during the year ended June 30, 1998.

As a result of restaurant disposals and the bakery closure, gross profit decreased $414,000 (35.9%) from $1,154,700 for the year ended June 30, 1997 to $740,700 for the year ended June 30, 1998. Gross profit, as a percentage of sales decreased insignificantly from 67.6% for the year ended June 30, 1997 to 66.7% for the year ended June 30, 1998.

Overall Company-owned restaurant expenses decreased $463,800 (25.4%) to $1,359,000 for the year ended June 30, 1998 compared to $1,822,800 for the year ended June 30, 1997 due to the dispositions of the Company-owned restaurants and closure of the bakery.

During the year ended June 30, 1998, the Company incurred a net loss of $ 14,300 before fourth quarter adjustments to noninterest bearing notes receivable from franchisees and the allowance for possible future losses on interest bearing notes receivable. After adjustments to notes receivable, the Company's net loss increased $ 334,000 to $ 348,300. During the year ended June 30, 1997, the Company reported net income of $82,900.

Year Ended June 30, 1997 as Compared to the Year Ended June 30, 1996

Franchise Operations

Initial franchise fees increased $25,100 to $89,000 (39.3%) as compared to $63,900 for the year ended June 30, 1996. The increase resulted from the opening of the first international restaurant location in Indonesia in December 1996.

For the year ended June 30, 1997, the Company earned royalty income of $554,400, a decrease of $58,000 (9.5%) as compared to royalty income of $612,400 for the year ended June 30, 1996. This decrease was due primarily to a continued decline in system-wide sales and the conversion of three franchises into Company-owned restaurants in June 1996 from which the Company no longer receives royalties.

The overall decrease in royalty income was offset in part by the acquisition of Sandwich Express in January 1997. Royalties earned from new franchisees totaled $49,400 during the year ended
June 30, 1997.

Rental income for the year ended June 30, 1997 increased $17,900 (10.9%) to $181,800 as compared to $163,900 for the year ended June 30, 1996. This increase was due to increased rental receipts from franchisees who pay their rent to the Company who, in turn, pays rent directly to the landlord.

Interest income decreased $40,500 (47.8%) to $44,200 for the year ended June 30, 1997 as compared to $84,700 for the year ended June 30, 1996. This decrease was due to the Company's successful collection of notes receivable during the year ended June 30, 1996 resulting in fewer interest bearing notes receivable outstanding during the year ended June 30, 1997.

Rebate income decreased $8,700 (4.9%) to $169,800 for the year ended June 30, 1997 as compared to $178,500 for the year ended June 30, 1996. This decrease was due primarily to an overall decrease in system-wide sales for the year ended June 30, 1997.

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

Rent expense decreased $8,200 (3.3%) to $238,400 for the year ended June 30, 1997 as compared to $246,600 for the year ended June 30, 1996. This decrease was due primarily to a reduction in rents paid for restaurant equipment.

General and administrative expenses consist of corporate payroll and related benefits, insurance, professional fees, license fees and depreciation and amortization. These expenses decreased $134,800 (13.6%) to $854,300 for the year ended June 30, 1997 as compared to $989,100 for the year ended June 30, 1996. This decrease was due primarily to an overall reduction in administrative and management staff expenses and legal fees.

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

Interest expense decreased $31,600 (42.8%) to $42,200 for the year ended June 30, 1997 as compared to $73,800 for the year ended June 30, 1996. This decrease was due primarily to a continued reduction in notes payable.

During the year ended June 30, 1997, the Company settled a lawsuit by agreeing to pay a plaintiff $5,000. During the year ended June 30, 1996, the Company settled a lawsuit by agreeing to pay a plaintiff supplier an irrevocable consulting fee of $500,000. At June 30, 1996, the Company also expected to settle a lawsuit in the amount of $19,000 and accrued the settlement at June 30, 1996.


Company-owned Restaurant Operations

Company-owned restaurant revenues increased $1,225,000 (253.5%) to $1,708,200 for the year ended June 30, 1997 as compared to

$483,200 for the year ended June 30, 1996. From October 1995 until June 1996, no Company-owned restaurants were in operation. The significant increase in revenues was due to the acquisition of three restaurants in June 1996 and the opening of a new restaurant during the current year.

As a result of the restaurant openings, gross profit increased $833,800 (259.8%) from $320,900 for the year ended June 30, 1996 to $1,154,700 for the year ended June 30, 1997. Gross profit, as a percentage of sales increased 1.2% from 66.4% to 67.6% for the year ended June 30, 1997. The increase was due to the opening of new restaurant locations which feature quality food and service at moderate prices and whose menus offer dishes with slightly lower costs.

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


President's Comments

This has been a very successful year for the Company. The Company incurred a net loss of only $14,300 for the year ended June 30, 1998 before fourth quarter adjustments which discounted noninterest bearing notes receivable from franchisees and increased the allowance for possible future losses on interest bearing notes receivable. Furthermore, the Company has substantially reduced its account payable and other debts, combined its sandwich concept into operating Numero Uno locations, opened and franchised new restaurants featuring the dual concept-pizza and sandwiches, and has once again begun to grow the Numero Uno System.

Most importantly, the Company is currently negotiating a sales transaction which was presented, discussed and approved at the Company's last shareholders' meeting. Management anticipates that the transaction will improve the Company's overall financial position by eliminating current and long-term debt and provide the cash necessary to give the Company the financial strength to expand the Company's breadth of operations.

Management is hopeful that negotiations will be completed, a letter of intent will be consummated, and the sale will be finalized before December 31, 1998.

Clearly, the year ended June 30, 1998 was successful in many ways. The Company minimized its operating losses, reduced its obligations and achieved its objective of combining its sandwich concept into operating Numero Uno Pizzeria locations.

The entire management team is optimistic about the Company's future and confident that future operations will be profitable and shareholders will see increased value.


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

      Name                  Age                        Positions
      ----                  ---                        ---------
Ronald J. Gelet             55             Chairman of the Board, President
                                           of the Company and affiliated
                                           companies

Gloria A. Gelet             50             Director


Daniel A. Rouse             48             Director

Business Experience

The following is a brief account of the business experience during the last five years of the Company's directors and executive officers:

Ronald J. Gelet is the founder of the Numero Uno Pizzeria and Italian Restaurant concept. He serves as Chairman of the Board and President of N. U. Pizza Holding Corporation and affiliated companies, Numero Uno Franchise Corporation and Formaggi Inc. Mr. Gelet has over 25 years of extensive entrepreneurial and management experience in the restaurant business. Mr. Gelet attended the University of Wisconsin, Madison where he received a Bachelor of Arts degree.

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


ITEM 11. EXECUTIVE COMPENSATION

The following table shows all cash compensation incurred by the Company for services rendered during the year ended June 30, 1998, to each of the Company's directors and executive officers and to all executive officers as a group:

    Name                               Office                                   Cash
    ----                               ------                                   ----
Compensation
------------

Ronald J. Gelet            President                                            $148,300

Gloria A. Gelet            Director of Advertising                              $ 28,800

Daniel A. Rouse            Vice President Operations                            $ 41,900

All executive
 officers as a
 group (3 persons)                                                              $219,000

In addition, $25,500 was paid for Mr. Gelet's family medical insurance.

Compensation Under Plans

None.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Name                             Office                   Amount          Percentage
    ----                             ------                   ------          ----------

Ronald J. Gelet (1)               President and              5,093,200           15.9%
15834 Highland Court                Director
Solana Beach, California

Numero Uno Development, Inc.           -                       774,072            2.4%
Gelet Family Trust
312 S. Cedros Avenue #315
Solana Beach, California

(1) Includes 100,000 shares held by the Joseph James Gelet Trust for the benefit of Mr. Gelet's son. In addition, Gloria A. Gelet is the beneficial owner of Mr. Gelet's stock. Mr. Gelet disclaims beneficial ownership of 1,400,000 shares held by his brother, Stephen R. Gelet.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 1998, the Company issued 1,000,000 shares of common stock at $.05 per share to Mr. Gelet's brother, Stephen R. Gelet, which the Company applied as a payment of $50,000 on a loan payable to Mr. Gelet.

During the year ended June 30, 1998, the Company sold one of its Company-owned restaurants to RJM, Inc., an affiliated corporation, in exchange for a noninterest bearing note receivable of $262,000. The net book value of the restaurant equipment, leasehold improvements and other current assets sold was $260,600 and the Company recognized a gain on the sale of $1,400.

During the year ended June 30, 1998, the Company exchanged one of its Company-owned restaurants for 4,000,000 shares (25%) of the common stock of NUN, Inc., a company that Mr. Gelet controls. The investment was recorded at $245,200 which was the net book value of the restaurant equipment and leasehold improvements transferred of $211,600 plus other current assets transferred of $33,600.

During the year ended June 30, 1997, the Company and an affiliated corporation, CMG Sales, Inc., agreed to the formation of a new corporation, FCA, Inc., in which they would be 24% and 27% shareholders, respectively. On October 1, 1997, the new corporation finalized the purchase of the business and assets of an existing Sandwich Express restaurant. The Company agreed to forgive $17,000 in receivables from the current co-owners of the restaurant in exchange for its stock ownership in the new corporation.

During the year ended June 30, 1998, the affiliated corporations in which the Company has common stock investments incurred immaterial losses. At June 30, 1998, the cost of these investments was not adjusted as the carrying value of the investments approximated their estimated recovery value.

During the eleven months ended June 30, 1994, Ronald J. Gelet, President of the Company, as owner of the secret recipe for proprietary pizza dough assigned his rights, as part of a divorce settlement, to receive a licensing fee of $.08 per pound from the manufacturer for purchases of the pizza dough made by the Company and its franchisees. Mr. Gelet continues to receive revenue pursuant to an exclusivity agreement with the Company. Income from the Company is in consideration for the exclusive use of his dough products and recipes in designated territories. Such fee is calculated at $.02 per pound of dough purchased by the Company and its franchisees. At June 30, 1998, the Company owed Mr. Gelet $63,300 in dough royalties.

Mr. Gelet converted $522,900 of his debt from the Company to common stock during the year ended June 30, 1995.

During the year ended June 30, 1997, Mr. Gelet and an affiliated corporation, CMG Sales, Inc., loaned the Company $45,600 and $95,000, respectively. These loans totaled $140,600 and are payable on demand. Mr. Gelet's loan is noninterest bearing and CMG Sales, Inc.'s loan bears interest at 5% per annum. During the year ended June 30, 1998, Mr. Gelet loaned the Company $9,600 and was repaid $50,000 through a stock issuance. The balances due on these loans at June 30, 1998 were $5,200 and $95,000, respectively, totaling $100,200.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. Reference is made to the Index to Financial Statements of the Company on page F-1 of this Annual
Report on Form 10-K.

(a)(2) Financial Statement Schedule. The following financial statement schedule is submitted herewith:

             Schedule II - Valuation and Qualifying Accounts on page F-47

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

3.3                 By-laws of Gelet Enterprises, Inc. dated                  *
                    September 9, 1981 filed as Exhibit 3.3 to the
                    Company's Annual Report on Form 10-K for the
                    eleven months ended June 30, 1994.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on October 13, 1998.


Date:  October 13, 1998                N. U. Pizza Holding Corporation




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



Date:      October 13, 1998            /s/
                                       -----------------------------------------
                                       Ronald J. Gelet,
                                       Director, President, Chief
                                       Executive Officer, Chief
                                       Financial and Accounting
                                       Officer




Date:      October 13, 1998            /s/
                                       -----------------------------------------
                                       Gloria A. Gelet
                                       Director




Date:      October 13, 1998            /s/
                                       -----------------------------------------
                                       Daniel A. Rouse
                                       Director

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended June 30, 1998, 1997 and 1996




                                                                Page
                                                                ----

Independent Auditor's Report                                     F-2

Consolidated Balance Sheets, June 30, 1998 and 1997              F-4

Consolidated Statements of Operations, Years Ended
  June 30, 1998, 1997 and 1996                                   F-6

Consolidated Statements of Stockholders' Equity (Deficit),
  Years Ended June 30, 1998, 1997 and 1996                       F-8

Consolidated Statements of Cash Flows, Years Ended
  June 30, 1998, 1997 and 1996                                   F-9

Notes to Consolidated Financial Statements                      F-12

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
N. U. Pizza Holding Corporation and Subsidiaries

I have audited the accompanying consolidated balance sheets of N. U. Pizza Holding Corporation and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 1998. I have also audited the consolidated financial statement schedule listed in the index at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of N. U. Pizza Holding Corporation and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in my opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has negative working capital at June 30, 1998. As discussed in Note 1 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                       /s/
                                       -----------------------------------------
                                       Bennett Block Accountancy Corporation




Los Angeles, California
September 9, 1998

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                June 30,       June 30,
                                                  1998           1997
                                               ----------     ----------

             ASSETS

Current assets:
 Cash and cash equivalents                     $   54,800     $     --
 Restricted cash                                   13,000         17,000
 Franchisee advertising receivable                 16,600         29,600
 Receivables, net of allowance for
  doubtful accounts of $21,100 and
  $65,900, respectively                            47,000        127,900
 Current portion of related party
  note receivable                                  25,700           --
 Current portion of notes receivable -
  franchisees, net of allowances of
  of $20,700 and $376,300, respectively           104,300        213,000
 Inventories                                        3,600         24,500
 Prepaid expenses                                  23,100         78,300
                                               ----------     ----------
        Total current assets                      288,100        490,300
                                               ----------     ----------
Other assets:
 Related party note receivable,
  net of allowances of $110,300                   129,100           --
 Notes receivable - franchisees,
  net of allowances of $236,000
  and $40,200, respectively                       814,500        512,300
 Intangibles assets, net of
  accumulated amortization of
  $331,200 and $250,400, respectively             168,800        249,600
 Investments in affiliated corporations           262,200           --
 Deposits and other assets                         34,000         33,300
                                               ----------     ----------
                                                1,408,600        795,200
                                               ----------     ----------

 Leasehold improvements and property
 and equipment, net of accumulated
 depreciation and amortization                    214,400      1,154,100
                                               ----------     ----------
                                               $1,911,100     $2,439,600
                                               ==========     ==========


The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                June 30,         June 30,
                                                  1998             1997
                                              -----------      -----------
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   175,300      $   180,800
 Accounts payable and accrued expenses            461,600          516,300
 Accrued franchise advertising                     29,600           46,600
 Current portion - litigation settlements          35,300           32,000
 Loans payable to related parties                 163,500          173,900
                                              -----------      -----------
        Total current liabilities                 865,300          949,600
                                              -----------      -----------
 Long-term debt, net of current portion            91,500          230,400
 Litigation settlements, net of current
  portion                                          32,500           90,500
 Deferred franchise fee income                     66,900          100,900

Commitments and contingencies                        --               --

Stockholders' equity:
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 80,000 shares issued and
  outstanding (aggregate liquidation
  preference $400,000)                              8,000            8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                              4,400            4,400
 Common stock, $.001 par value per
  share, authorized 50,000,000 shares,
  shares issued, subscribed and
  outstanding 32,139,008, and 31,139,008           32,100           31,100
 Additional paid-in capital                     6,038,100        5,989,100
 Notes receivable arising from stock
  purchase agreements                            (402,000)        (487,000)
 Accumulated deficit                           (4,825,700)      (4,477,400)
                                              -----------      -----------
                                                  854,900        1,068,200
                                              -----------      -----------
                                              $ 1,911,100      $ 2,439,600
                                              ===========      ===========

The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                     June 30,         June 30,       June 30,
                                       1998             1997            1996
                                   -----------      -----------     -----------

FRANCHISE OPERATIONS:
REVENUES:
 Initial franchise fees            $    49,000      $    89,000     $    63,900
 Royalties                             491,200          554,400         612,400
 Rental income                          69,100          181,800         163,900
 Interest income                        40,500           44,200          84,700
 Rebate income                         154,300          169,800         178,500
 Other income                          133,100           80,200          26,400
 Forgiveness of debt                   137,400          260,000         192,900
 Gain (loss) on sales of
  restaurants and equipment            369,200           70,200        (177,900)
                                   -----------      -----------     -----------
                                     1,443,800        1,449,600       1,144,800
                                   -----------      -----------     -----------
COSTS AND EXPENSES:
 Rent                                   68,700          238,400         246,600
 General and administrative            817,800          854,300         989,100
 Bad debt expense                      336,900           99,400         410,600
 Discounts on notes receivable         267,000             --              --
 Consulting                              3,700           11,200          39,600
 Interest expense                       46,300           42,200          73,800
 Litigation settlements                   --              5,000         519,000
                                   -----------      -----------     -----------
                                     1,540,400        1,250,500       2,278,700
                                   -----------      -----------     -----------
 Franchise operating (loss)
  income                               (96,600)         199,100      (1,133,900)
                                   -----------      -----------     -----------


The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                   June 30,          June 30,          June 30,
                                     1998              1997              1996
                                 ------------      ------------      ------------

COMPANY-OWNED RESTAURANT
 OPERATIONS:
 Sales                           $  1,109,800      $  1,708,200      $    483,200
                                 ------------      ------------      ------------

COSTS AND EXPENSES:
 Cost of sales                        369,100           553,500           162,300
 Operating                            619,000           827,600           266,600
 General and administrative           370,900           441,700           191,800
                                 ------------      ------------      ------------
                                    1,359,000         1,822,800           620,700
                                 ------------      ------------      ------------
 Company-owned restaurant
  loss                               (249,200)         (114,600)         (137,500)
                                 ------------      ------------      ------------
 (Loss) income before income
  tax provision                      (345,800)           84,500        (1,271,400)

 Income tax provision                   2,500             1,600             2,400
                                 ------------      ------------      ------------
 Net (loss) income               $   (348,300)     $     82,900      $ (1,273,800)
                                 ============      ============      ============
 Net (loss) income
  per share - basic              $       (.01)     $       --        $       (.08)
                                 ============      ============      ============
 Weighted average number
  of shares outstanding -
  basic                            31,522,570        30,846,616        15,420,508
                                 ============      ============      ============
 Net (loss) income
  per share - diluted            $       (.01)     $       --        $       (.08)
                                 ============      ============      ============
 Weighted average number
  of shares outstanding -
  diluted                          31,522,570        30,846,616        15,420,508
                                 ============      ============      ============


The accompanying notes are an integral part of these financial statements.

N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                     Preferred Stock
                                     Common Stock                     Series B & C
                         -------------------------------------   ------------------------
                            Shares                     Note
                         Issued, Sub-                 issued        Shares                  Additional
                         scribed and                for Shares    Issued and                 Paid-in    Accumulated
                         Outstanding   Par Value    Subscribed   Outstanding   Par Value     Capital      Deficit        Total
                         -----------  -----------  -----------   -----------  -----------  -----------  -----------   -----------

Balance, June 30, 1995    14,223,954  $    14,200  $  (210,000)      124,000  $    12,400  $ 3,309,800  $(3,286,500)  $  (160,100)

Common shares issued
 and subscribed, net
 of uncollectible sub-
 scriptions of $210,000
 (Notes 4 and 13)          9,815,054        9,800     (140,000)         --           --      2,119,400         --       1,989,200

Net loss                        --           --           --            --           --           --     (1,273,800)   (1,273,800)
                         -----------  -----------  -----------   -----------  -----------  -----------  -----------   -----------
Balance, June 30, 1996    24,039,008       24,000     (350,000)      124,000       12,400    5,429,200   (4,560,300)      555,300

Common shares issued
 and subscribed            7,100,000        7,100     (137,000)         --           --        559,900         --         430,000

Net income                      --           --           --            --           --           --         82,900        82,900
                         -----------  -----------  -----------   -----------  -----------  -----------  -----------   -----------
Balance, June 30, 1997    31,139,008       31,100     (487,000)      124,000       12,400    5,989,100   (4,477,400)    1,068,200

Common shares issued
 and subscribed, net
 of uncollectible sub-
 scriptions of $85,000
 (Notes 4 and 13)          1,000,000        1,000       85,000          --           --         49,000         --         135,000

Net loss                        --           --           --            --           --           --       (348,300)     (348,300)
                         -----------  -----------  -----------   -----------  -----------  -----------  -----------   -----------
Balance, June 30, 1998    32,139,008  $    32,100  $  (402,000)      124,000  $    12,400  $ 6,038,100  $(4,825,700)  $   854,900
                         ===========  ===========  ===========   ===========  ===========  ===========  ===========   ===========


The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                         June 30,      June 30,      June 30,
                                           1998          1997          1996
                                       -----------   -----------   -----------

Cash flows from operating activities:
 Net (loss) income                     $  (348,300)  $    82,900   $(1,273,800)
  Adjustments to reconcile
  net (loss) income to net
  cash provided (used) by
  operating activities:
   Depreciation and
    amortization                           245,000       310,600       157,900
   Gain on sale of restaurants
    and equipment                         (369,200)      (70,200)      (13,900)
   Loss on sale of restaurants
    and equipment                             --            --         191,800
   Litigation settlements                     --           5,000       519,000
   Forgiveness of debt                    (137,400)     (260,000)     (192,900)
   Realization of deferred
    income                                 (34,000)      (89,000)      (58,900)
   Stock issued for
    consulting services                       --          15,000          --
   Provision for doubtful
    receivables                            336,900        99,400       410,600
   Discounts on notes
    receivable                             267,000          --            --
  Changes in assets
   and liabilities:
   Receivables, net                       (128,500)     (176,400)     (158,300)
   Inventories                              20,900        (7,700)       12,000
   Prepaid expenses and
    other current assets                    41,100       (15,000)       (6,100)
   Accounts payable and
    accrued expenses                       116,400      (168,900)      162,800
   Deferred franchise
    fee income                                --          25,000        25,000
   Income taxes payable                       --            --          (3,200)
                                       -----------   -----------   -----------
   Net cash provided (used)
    by operating activities                  9,900      (249,300)     (228,000)
                                       -----------   -----------   -----------


The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                   June 30,       June 30,       June 30,
                                    1998           1997           1996
                                  ---------      ---------      ---------

Cash flows from investing
 activities:
 Additions to notes
  receivable                      $    --        $    --        $ (12,700)
 Collections on notes
  receivable                         87,400        191,800        219,000
 Acquisition of intangibles            --         (200,000)          --
 Proceeds from sale of
  restaurants and equipment         157,000           --             --
 Capital expenditures               (10,000)       (12,200)       (10,000)
                                  ---------      ---------      ---------
  Net cash provided (used)
   by investing activities          234,400        (20,400)       196,300
                                  ---------      ---------      ---------
Cash flows from financing
 activities:
 Increase (decrease) in loans
  payable to related parties          9,600        140,600       (116,700)
 Increase in notes payable             --             --           10,000
 Principal payments on
  long-term debt                   (199,100)      (541,000)      (435,200)
 Collections of subscription
  notes receivable                     --             --           20,000
 Proceeds from issuance of
  common stock                         --          415,000        793,600
                                  ---------      ---------      ---------
  Net cash (used) provided
   by financing activities         (189,500)        14,600        271,700
                                  ---------      ---------      ---------
Net increase (decrease) in
 cash and cash equivalents           54,800       (255,100)       240,000

Cash and cash equivalents,
 beginning of period                   --          255,100         15,100
                                  ---------      ---------      ---------
Cash and cash equivalents,
 end of period                    $  54,800      $    --        $ 255,100
                                  =========      =========      =========


The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                 June 30,       June 30,       June 30,
                                   1998           1997           1996
                                ----------     ----------     ----------

Supplemental information:

 Cash paid for interest         $   46,300     $   42,200     $   73,800

 Cash paid for taxes                 2,500          2,400          3,200



Noncash transactions:

 Notes receivable issued
  in exchange for accounts
  receivable                    $   69,300     $   83,500     $   87,400

 Note payable issued in
  exchange for accounts
  payable                           39,600           --           38,500

 Conversion of debt to
  equity                            50,000           --          310,600

 Investments in exchange
  for assets                       262,200           --             --

 Notes receivable received
  for assets                       862,000        305,000        477,500

 Forgiveness of receivables
  in exchange for fixed
  assets                              --            5,000        151,700

 Notes receivable issued
  for stock                           --          652,000        140,000

 Issuance of stock in
  exchange for fixed assets           --             --        1,245,000


The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation

During the year ended June 30, 1998, the Company incurred a net loss of $ 14,300 before fourth quarter adjustments. Additional losses were recognized due to adjustments for discounts on noninterest bearing notes receivable from franchisees and increases in the allowance for possible future losses on interest bearing notes receivable. After adjustments to notes receivable, the Company's net loss increased $ 334,000 to $ 348,300.

During the year ended June 30, 1997, the Company expanded its Company-owned restaurant operations by acquiring certain assets of an Oregon restaurant chain and began operating its new Company-owned California restaurant locations, acquired in the spring of 1996. While the Company increased its revenues, both its Oregon operations and Company-owned restaurants showed operating losses. In the year ended June 30, 1997, the Company began to reduce its operating losses by either closing or selling under performing and unprofitable locations to new franchisees. More locations were sold in the current year. At June 30, 1998, the Company owned only one restaurant location.

During the years ended June 30, 1996 and 1995, the Company incurred significant net losses of $1,273,800 and $2,923,500, respectively, as it was forced to take back, operate and sell or close several previously sold restaurant locations because, in many cases, the Company remained obligated as lessee on the restaurant location and honored its commitments.

These trends have had an adverse effect on the Company's operations. As a result, the Company has an accumulated deficit of $4,825,700 and a working capital deficit of $577,200 at June 30, 1998.

During the year ended June 30, 1998, franchise operations stabilized and continued to improve. The Company continued to reduce its operating costs, primarily as a result of the sale of restaurant locations and the renegotiation of restaurant lease commitments. The Company has also continued to reduce its liabilities by the payment of obligations from improved cash flow.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation (continued)

Management has the following short-term and long-term operating and financial plans to further reduce its working capital deficit and to provide the working capital necessary to fund operations.

The Company is currently negotiating a sales transaction that management anticipates will provide the Company with sufficient cash flow to substantially reduce its debts and improve the Company's overall financial position which will enable the Company to concentrate on its dual concept - pizza and sandwiches, new smaller express and fresh Mexican food ideas. Management also anticipates that subsequent to the transaction, the Company will continue to develop the Numero Uno concept within a significant portion of California, retain exclusive rights to the Numero Uno name on an international basis and have the right to own restaurants without paying franchise and royalty fees.

Secondly, management has concluded that its ability to grow the pizza/sandwich dual concept in Oregon and Washington necessitates that the Company find an equity partner to help fund the operations of Formaggi Inc., or it will sell its wholly-owned subsidiary during the next fiscal year.

The Company also intends to expand its franchising operations internationally as there is worldwide demand for its products. The Company currently has fifteen franchises opened and operating in four Asian countries, Lebanon and the United Arab Emirates. The Company has found this to be a profitable growth area.

It is not possible to predict the success of management's subsequent efforts. If management is unable to achieve its goals, the Company will find it necessary to undertake actions as may be appropriate to continue operations and meet its commitments.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    Organization

N. U. Pizza Holding Corporation was incorporated in Nevada in 1981 as Gelet Enterprises, Inc. In April 1993, Gelet Enterprises, Inc. changed its name to N.
U. Pizza Holding Corporation.

On January 7, 1997, N. U. Pizza Holding Corporation consummated an Asset Purchase Agreement whereby it bought certain assets from the DAS Group, Inc., the owner of a bakery and the franchisor of Oregon sandwich restaurants for consideration of $200,000 in cash. Upon the closing of the Agreement, N. U. Pizza Holding Corporation contributed the $200,000 of assets purchased from the DAS Group, Inc. to its wholly-owned subsidiary, Formaggi Inc., a recently organized Nevada corporation, in exchange for 2,000,000 shares of Formaggi Inc.'s common stock (Note 3). During the year ended June 30, 1998, Formaggi Inc. closed the bakery and currently holds a partial interest in one Oregon restaurant (Note 6) and franchises Oregon's Original Sandwich Express and Bakery restaurants.

N. U. Pizza Holding Corporation also owns a wholly-owned subsidiary, Numero Uno Franchise Corporation, which was incorporated in 1975 to franchise Numero Uno Pizzeria restaurants. A Company-owned restaurant and most of the franchises are located in Southern California.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    Organization (continued)

Franchised and Company-owned restaurants (including a bakery - 1997) for the years ended June 30, 1998, 1997 and 1996 are as follows:

                                    Franchised      Company-owned
                                   Restaurants       Restaurants
                                   -----------      -------------

Balance - July 1, 1995                   44                 6
  Opened or purchased                    17                 4
  Sold to or taken over
   by the Company                        (3)                0
  Sold to franchisees                     0                (5)
  Closed or terminated                   (7)               (1)
                                     ------            ------
Balance - June 30, 1996                  51                 4
  Opened or purchased                    12                 1
  Closed or terminated                   (6)                0
                                     ------            ------
Balance - June 30, 1997                  57                 5
  Opened or purchased                     0                 0
  Sold to or taken over
   by the Company                         0                 0
  Sold to franchisees                     2                (2)
  Closed or terminated                   (6)               (2)
                                     ------            ------
Balance - June 30, 1998                  53                 1
                                     ======            ======


3.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of N. U. Pizza Holding Corporation and its wholly-owned subsidiaries, Formaggi Inc. and Numero Uno Franchise Corporation, (the "Company").

Intercompany transactions and balances have been eliminated in consolidation.

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

Royalty Fees

Royalties are charged to most franchisees based upon either a percentage of gross receipts or a fixed fee, depending on the terms of the individual franchise agreement, and are recognized as earned. During the years ended June 30, 1998, 1997 and 1996, in order to sell some Company-owned restaurants, the Company enticed potential buyers by offering to reduce, defer, or in one case, eliminate royalties.


Investments

Investments in the common stock of affiliated corporations in which the Company has a 20% to 50% interest are accounted for under the equity method. Accordingly, the investments in these affiliates (Note 6) are carried at cost, adjusted for the Company's proportionate share of earnings and losses.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    Summary of Significant Accounting Policies (continued)

Advertising Costs and Fees

Direct-response advertising costs are capitalized and are amortized over the period during which the future benefits are expected to be received; all other advertising costs are expensed as incurred. Advertising costs for the years ended June 30, 1998, 1997 and 1996 were $38,100, $46,700 and $42,000, respectively.

An advertising fee is charged and billed to franchisees for use in creating, developing and purchasing local, regional and national advertising, public relations and promotional campaigns. Any unexpended advertising fees collected are deposited in a restricted bank account and recorded, along with uncollected advertising receivables, as a current liability.

At June 30, 1998, 1997 and 1996, the Company had restricted cash of $13,000, $17,000 and $44,900, respectively. During the year ended June 30, 1996, the Company experienced difficulties collecting agreed upon advertising fees from most of its franchisees. Accordingly, the Company wrote off advertising receivables of approximately $56,700 and correspondingly reduced accrued franchise advertising on behalf of those franchisees.

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

Intangible Assets

At June 30, 1998, intangible assets consisted of $200,000 of assets purchased from DAS Group, Inc. which included worldwide franchising rights ($20,000), a covenant not to compete ($36,000) and goodwill ($144,000). Goodwill represents the excess of the purchase price of the net assets of the DAS Group, Inc. over their fair value at the date of acquisition, January 7, 1997 (Note 2). Intangible assets at June 30, 1998 and 1997 also include licensing rights to pizza dough recipes acquired at a cost of $300,000.

Goodwill is being amortized on the straight-line method over fifteen years. Franchising rights, the covenant not to compete and licensing rights are being amortized over five years. Amortization expense of $80,800, $70,400 and $60,000, related to these assets, was charged to operations during the years ended June 30, 1998, 1997, and 1996, respectively.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    Summary of Significant Accounting Policies (continued)

Fair Value of Financial Statement Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial statement instruments.

The carrying amount of cash is assumed to be its fair value because of the liquidity of the instrument. Accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The carrying amounts of interest bearing notes receivable from franchisees and long-term debt are assumed to be recorded at fair value since the rates specified in the notes and long-term debt approximate current market rates. Noninterest bearing notes receivable from franchisees (including a related party) have been discounted to fair value (Notes 4 and 6). It was not practicable to estimate the fair value of the interest, certain notes receivable from and notes payable to related parties as payments on these instruments are not based on fixed payment terms.

Income Taxes

N. U. Pizza Holding Corporation files consolidated federal and state income tax returns with its wholly-owned subsidiary Numero Uno Franchise Corporation. Formaggi Inc. files separate federal and state income tax returns.

The Company records its taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

The Company accounts for its investment tax credits using the flow through method. Under this method, investment tax credits are accounted for as a reduction of Federal income tax expense in the period in which the credits are utilized.

Impairment of Long-Lived Assets

During the year ended June 30, 1996, the Company elected early adoption of SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and Long-Lived Assets to Be Disposed Of." Historically, the Company has complied with the requirements of SFAS No. 121. This statement requires that long-lived assets certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The implementation of SFAS No. 121 did not have any effect on the Company's financial position or results of operations.

Accounting for Stock-Based Compensation

In December 1996, the Company entered into written Employee Stock Option Plans whereby it authorized the issuance of stock options totaling 6,800,000 shares to its president and other key employees. The president's authorized option is for 4,000,000 shares and is exercisable at a price of $0.12 per share. All other authorized employee options are exercisable at $0.10 per share. As of June 30, 1998, none of the options authorized had been issued.

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

Earning per Share

SFAS No. 128, "Earnings per Share," was issued on March 3, 1997, and was effective for the Company's current fiscal year. This pronouncement provides a different method of calculating earnings per share than was previously used in accordance with Accounting Principles Board (APB) No. 15, "Earnings per Share." SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Because of prior period losses, other potentially dilutive securities have an antidilutive effect in all periods. Accordingly, calculations reflected in the financial statements under the new standard were not different from those calculated under the APB No. 15 method.

Net (loss) income per basic and diluted share are calculated based on the weighted average number of common stock shares outstanding during each period.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", was issued in June 1997 and established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income, comprehensive income includes changes in equity during a period, except those resulting from investments by and distributions to owners. The Company will adopt SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, in the first quarter of the year ending June 30, 1999.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    Summary of Significant Accounting Policies (continued)

Segment Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in annual and interim financial statements. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in the first quarter of the year ending June 30, 1999. Reporting and disclosures under SFAS No. 131 are not expected to be materially different than present disclosures.

Reclassification of Prior Year Balances

Certain prior year balances have been reclassified in the financial statements to conform to the current year's presentation.


4.    Notes Receivable

Notes receivable are primarily derived from the sale of franchise rights and restaurants and consist of various installment notes due from franchisees. The notes are generally collateralized by franchise rights, store equipment and leasehold improvements. Payments on interest bearing notes from franchisees are due in monthly installments and bear interest at per annum rates which range from 8% to 11%. During the year ended June 30, 1998, the Company sold Company-owned restaurants and changed franchisees at several locations. Noninterest bearing notes receivable were issued by the Company in several of these transactions.

At June 30, 1998, the Company had noninterest bearing notes receivable from franchisees including a related party (Note 6) and the buyers of Company-owned restaurants with a carrying value of $687,700. The notes have been discounted to their fair value of $420,700 by applying an imputed interest rate of 8% to their future cash flows. The interest rate used is the current interest rate at which the Company negotiates similar transactions with other borrowers. The Company intends to hold these notes to maturity and has recorded an allowance of $267,000 at June 30, 1998 to reflect the terms negotiated for carrying value purposes.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    Notes Receivable (continued)

The Company has also provided an allowance for possible future losses of $100,000 and $416,500, respectively, on interest bearing notes receivable at June 30, 1998 and 1997. Management believes that the Company's collateral is sufficient to recover any past due balances on notes receivable. Interest is not accrued on notes that are over six months in arrears.

During the year ended June 30, 1997, the Company sold 5,300,000 shares of common stock at $.10 per share, 1,000,000 shares of common stock at $.07 per share and 650,000 shares of common stock at $.08 per share in exchange for noninterest bearing subscription notes receivable totaling $652,000. At June 30, 1997, $137,000 had not been collected on these notes and was recorded as a reduction of stockholders' equity. At June 30, 1998, $85,000 was written off as uncollectible on one note and $52,000 remained unpaid on another note receivable. As of September 9, 1998, the unpaid balance on the note had not been collected and is recorded as a charge to stockholders' equity at June 30, 1998 (Note 13).

During the year ended June 30, 1996, the Company agreed to sell 1,000,000 shares of common stock at $.31 per share and 1,000,000 shares of common stock at $.21 per share, respectively, in exchange for noninterest bearing subscription notes receivable in the amounts of $310,000 and $210,000 (Note 13). At June 30, 1998 and 1997, $350,000 remained unpaid on these notes receivable. As of September 9, 1998, the unpaid balance had not been collected. The unpaid balance is recorded as a charge to stockholders' equity at June 30, 1998 and 1997 (Note 13).

During the year ended June 30, 1995, in connection with an agreement with a financial public relations firm, which assisted the Company in raising funds from Regulation S offerings, the Company was required by the firm to make a short-term loan to another one of their clients.

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

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    Notes Receivable (continued)

Notes receivable before allowances are scheduled to mature over the next five years as follows:

        Year ended June 30, 1999                   $  125,000
                            2000                      110,600
                            2001                      106,000
                            2002                       74,600
                            2003                       69,600
                            2004 and thereafter       689,700
                                                   ----------
                                                   $1,175,500
                                                   ==========


5.    Leasehold Improvements and Property and Equipment

Leasehold improvements and property and equipment consist of the following:

                                       June 30,     June 30,
                                         1998         1997
                                      ----------   ----------

Leasehold improvements                $  225,000   $  941,200
Furniture, fixtures and equipment        118,700      118,700
Restaurant equipment                     120,600      463,000
Vehicles                                  38,900       38,900
                                      ----------   ----------
                                         503,200    1,561,800
Less accumulated depreciation
 and amortization                        288,800      407,700
                                      ----------   ----------
                                      $  214,400   $1,154,100
                                      ==========   ==========

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    Related-Party Transactions

The Company has various transactions with its president, Ronald J. Gelet, affiliated corporations that he controls and an employee. The total amount payable to these related parties consists of the following:

                                          June 30,       June 30,
                                            1998           1997
                                         ---------      ---------

Note receivable - affiliated
 franchisee corporation,
 noninterest bearing, due in
 monthly installments of $1,000,
 balance due in full at maturity
 in 2007, net of discount of
 $110,300 (Note 4)                       $ 141,100      $    --

Note receivable - employee,
 noninterest bearing, due
 on demand                                  13,700           --

                                         ---------      ---------
     Total receivable                      154,800           --
                                         ---------      ---------

Accrued dough royalties - officer          (63,300)       (33,300)

Loan payable - officer, noninterest
 bearing cash advances                      (5,200)       (45,600)

Note payable-affiliated corporation,
 bearing interest at 5% per annum,
 due on demand                             (95,000)       (95,000)
                                         ---------      ---------
     Total payable                        (163,500)      (173,900)
                                         ---------      ---------
                                         $  (8,700)     $(173,900)
                                         =========      =========

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    Related-Party Transactions (continued)

Related party notes receivable before allowances are scheduled to mature over the next five years as follows:

        Year ended June 30, 1999                   $   25,700
                            2000                       12,000
                            2001                       12,000
                            2002                       12,000
                            2003                       12,000
                            2004 and thereafter       191,400
                                                   ----------
                                                   $  265,100
                                                   ==========

During the current year, the Company issued 1,000,000 shares of common stock at $.05 per share as payment on a loan payable to an officer.

During the year ended June 30, 1998, the Company sold one of its Company-owned restaurants to an affiliated corporation in exchange for a noninterest bearing note receivable of $262,000. The net book value of restaurant equipment, leasehold improvements and other current assets transferred was $260,600 and the Company recognized a gain on the sale of $1,400. The noninterest bearing note receivable was discounted by $110,300.

During the year ended June 30, 1997, the Company and an affiliated corporation agreed to the formation of a new corporation in which they would be 24% and 27% shareholders, respectively. On October 1, 1997, the new corporation finalized the purchase of the business and assets of an existing Sandwich Express restaurant. The Company agreed to forgive $17,000 in receivables from the current co-owners of the restaurant in exchange for its stock ownership in the new corporation.

On January 1, 1998, the Company exchanged one of its Company-owned restaurants for 4,000,000 shares (25%) of the common stock of an affiliated corporation. The investment was recorded at $245,200 which was the net book value of the restaurant equipment and leasehold improvements transferred of $211,600 plus other current assets transferred of $33,600.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  Related-Party Transactions (continued)

During the year ended June 30, 1998, the affiliated corporations in which the Company has common stock investments incurred immaterial losses. At June 30, 1998, the cost of these investments was not adjusted as the carrying value of the investments approximated their estimated recovery value.

On July 1, 1993, the Company entered into a licensing agreement with its president assuring the Company and its franchisees exclusive use of the president's dough recipes and products in California and internationally. The initial term of the agreement is five years and the fee payable to the president was $300,000 (Note 3). The Company has ten additional five year options to renew the licensing agreement under the same terms. The Company and its franchisees also are required to pay the president a $.02 per pound royalty on the dough products used in operations. During the years ended June 30, 1998, 1997 and 1996, the Company incurred royalty expense of $30,000, $30,000 and $31,500, respectively, in connection with this agreement.

The agreement stipulated that the $300,000 fee was to be paid to the president, $200,000 in cash by January 1, 1994 and that the balance was to be recorded as a note payable to the president for $100,000. The note bore interest at 8% per annum and was due on thirty days demand. The president was not paid the $200,000 in cash, the $100,000 8% demand note payable or accrued royalties. On May 3, 1995, the Company converted $522,900 of its debt, including these obligations, to the president, into 697,200 shares of common stock at the stock's fair market value at that date of $.75 per share.

The Company held a 25% interest in a partnership that was the general partner in a partnership that owned a franchised restaurant (Note 7). The partnership in which the Company held an interest was formally dissolved on November 20, 1996. During the year ended June 30, 1996, the Company billed royalties and advertising to the partnership. However, the royalties and advertising billed were uncollectible and were charged to operations and against advertising payable, respectively, during the year ended June 30, 1996. The partnership sold the restaurant during the year ended June 30, 1996.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Investment in Partnership

The Company held a 25% interest in Numero Uno Investors One, a dissolved partnership that was a general partner in a partnership that owned a franchised restaurant (Note 6). In prior years, when the partnership owned a franchised restaurant, the Company's share of losses was recognized until its basis in the investment equaled the investment's carrying value. The equity method of accounting was then suspended. Subsequently, additional losses were recognized by the Company when it became evident to the Company that receivables from the partnership were uncollectible. The restaurant was sold during the year ended June 30, 1996.


8.  Dependence on Major Vendor

During the years ended June 30, 1998, 1997 and 1996, purchases from one vendor represented approximately 9.6%, 14.7% and 5.6%, respectively, of the costs and expenses of the Company. Management believes that the Company is not dependent on this vendor.


9.  Note Payable to Bank

At June 30, 1995, the Company maintained a term loan with an outstanding balance of $179,700, secured by substantially all Company assets, with a local bank. The loan was in default. At June 30, 1995, the Company was unable to pay the remaining balance due on the loan but continued to pay $5,000 per month on the obligation while negotiations continued with the bank to extend the maturity date of the loan. In March 1996, when the balance of the note was $154,500, the bank discounted the note $29,500 and the Company paid the remaining balance due of $125,000. During the year ended June 30, 1996, the Company recognized forgiveness of debt income of $29,500 in connection with this transaction.

The weighted average interest rate on borrowings in connection with this loan was 16.39% for the year ended June 30, 1996.

There were no borrowings from financial institutions classified as short-term at June 30, 1998, 1997 or 1996.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Long-Term Debt

Long-term debt consists of the following:


                                             June 30,          June 30,
                                               1998              1997
                                           -------------     -------------
Notes secured by equipment,
 bearing interest
 from 8% to 11.5% per annum,
 maturing through November 2000            $      36,800     $      84,600

Unsecured notes, bearing interest
 from 6% to 12.8% per annum,
 maturing through April 2006                     230,000           326,600
                                           -------------     -------------
                                                 266,800           411,200
Less current maturities                          175,300           180,800
                                           -------------     -------------
                                           $      91,500     $     230,400
                                           =============     =============


Long-term debt is scheduled to mature as follows:


        Year ended June 30, 1999                   $  175,300
                            2000                       76,400
                            2001                       15,100
                                                   ----------
                                                   $  266,800
                                                   ==========

11. Litigation Settlements

During the year ended June 30, 1994, an action was filed by a vendor against the Company for breach of a 1987 settlement agreement which obligated the Company to purchase certain restaurant supply items exclusively from the vendor and to pay for some items which were delivered under the 1987 settlement agreement.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Litigation Settlements (continued)

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

During the year ended June 30, 1997, the Company filed a demand for arbitration alleging that the vendor violated the terms of the settlement agreement reached during the year ended June 30, 1996. In November, 1996, the parties entered into a third settlement agreement which superseded both previous agreements. Pursuant to the terms of the new final settlement agreement, the Company was required to pay the plaintiff a total sum of $238,000 consisting of an immediate lump sum payment of $101,000 to the vendor, monthly installment payments totaling $37,000 plus interest at 8% per annum through November 1, 1998 and $100,000 (reduced to $75,000 by the plaintiff during the current year) payable in sixty monthly installments of $1,250.

In October 1996, an action was filed against the Company for sexual battery, intentional infliction of emotional distress and other allegations concerning sexual discrimination. The matter arose out of an alleged incident between an employee of the Company and the plaintiff. The Company resolved the matter by paying the plaintiff a settlement of $5,000 during the current year (Note 16). This amount was accrued at June 30, 1997.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Litigation Settlements (continued)

Litigation settlements are scheduled to mature as follows:


        Year ended June 30, 1999                   $   35,300
                            2000                       15,000
                            2001                       15,000
                            2002                        2,500
                                                   ----------
                                                   $   67,800
                                                   ==========


12. Preferred Stock

On December 8, 1995, the Company's Board of Directors approved an increase in the Company's authorized Series B preferred shares from 1,000,000 to 10,000,000 shares.

In June 1995, the Board of Directors authorized the issuance of 44,000 shares of Series C preferred stock at $1.00 per share ($.10 par value) and granted an option to acquire 40,000 shares of common stock at $.10 per share to an individual note holder in exchange for the cancellation of a $40,000 note payable plus accrued interest of $4,000.

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

The shares are nonvoting, bear a coupon rate of 10% per annum, are cumulative, have a liquidation preference of $5.00 per share and are convertible into common shares at $.50 per share. The preferred stock does not have the right of redemption at the shareholder's option.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Preferred Stock (continued)

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

No dividends were paid to the shareholder or former note holder during the years ended June 30, 1998, 1997 or 1996. Dividends in arrears totaled $4,200 at June 30, 1998.

13.  Common Stock

On November 22, 1994, the Company's Board of Directors approved an increase in the Company's authorized common shares from 10,000,000 to 20,000,000 shares and on December 8, 1995, the Company's Board of Directors approved an additional increase from 20,000,000 to 50,000,000 authorized shares.

During the current year, the Company issued 1,000,000 shares of its common stock at $.05 per share as payment on a loan from an officer of the Company.

During the year ended June 30, 1997, the Company raised approximately $515,000 from Regulation S stock offerings. In addition, the Company issued 150,000 shares of its common stock at $.10 per share to a consultant in exchange for $15,000 of future consulting services. At June 30, 1997, prepaid consulting services totaled $3,800 which were charged to operations during the current year. During the year ended June 30, 1997, the Company also agreed to sell 5,300,000 shares of common stock at $.10 per share, 1,000,000 shares of common stock at $.07 per share and 650,000 shares of common stock at $.08 per share in exchange for noninterest bearing subscription notes receivable totaling $652,000. At June 30, 1997, $137,000 had not been collected on these notes and was recorded as a reduction of stockholders' equity. During the year ended June 30, 1998, $85,000 was written off as uncollectible on one note receivable and $52,000 remained unpaid on another note receivable. As of

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Common Stock (continued)

September 9, 1998, the unpaid balance had not been collected and is recorded as a reduction of stockholders' equity at June 30, 1998 (Note 4).

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

During the year ended June 30, 1997, the Company paid an additional $100,000 to an individual who sold the Company a restaurant during the year ended June 30, 1996 in exchange for common stock. The Company agreed to make the payment since the seller was unable to sell the Company's common stock at the value established by the parties in connection with the Company's acquisition of the restaurant. The Company charged the $100,000 payment to additional paid-in capital.

The Company also entered into a subscription agreement during the year ended June 30, 1996, whereby the Company would issue 1,000,000 shares of common stock at $.21 per share and 1,000,000 shares of common stock at $.31 per share in exchange for subscription notes receivable of $210,000 and $310,000, respectively. At June 30, 1998 and 1997, $350,000 of these subscription notes receivable had not been collected and were recorded as a charge to stockholders' equity (Note 4).

At June 30, 1995, $210,000 remained unpaid on a subscription note receivable and was recorded as a charge to stockholders' deficit. A total of 60,000 shares were issued on note receivable collections. However, the parties subsequently agreed to amend the subscription agreement and the remaining shares were never issued. Accordingly, the note balance was canceled and common stock and additional paid-in capital were reduced by $200 and $209,800, respectively (Note 4).

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Common Stock (continued)

During the years ended June 30, 1997 and 1996, restricted Section 144 common stock was issued in exchange for the purchases of Company-owned restaurants, the settlement of indebtedness and consulting services. The valuation of shares issued was based upon the estimated fair value of the Company's restricted
Section 144 common shares at the date of each exchange transaction. The value of the restricted shares issued was reduced from the quoted market price for unrestricted shares at the dates of issuance because of their lack of liquidity.


14.  Foreign Currency Transactions

All transactions with foreign franchises are conducted in
U. S. Dollars.  There is no material currency gain or loss.


15.  Income Taxes

Due to recurring net losses, the Company's income tax liability has been limited to the minimum California and Oregon franchise taxes. These taxes totaled $1,700, $1,700 and $2,400 for the years ended June 30, 1998, 1997 and 1996, respectively.

At June 30, 1998, the Company had Federal net operating loss carryforwards of approximately $4,157,300 for tax purposes. Net operating losses are scheduled to expire as follows:


        Year ended June 30, 2007        $  150,400
                            2008           284,500
                            2010         3,065,800
                            2011           442,300
                            2012           214,300
                                        ----------
                                        $4,157,300
                                        ==========


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

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax benefit arise from deferred tax assets which consist of net operating loss carryforwards, the allowance for possible future losses on accounts and notes receivable, allowance for discounting the carrying value of noninterest bearing notes receivable, accrued litigation settlements, accrued officer compensation, and depreciable assets (the use of different depreciation methods and lives for financial statement and income tax purposes). Deferred tax liabilities are attributable to differences in the recognition of franchise fee income and the recognition of gains and losses from restaurant and equipment installment sales.

The Company's deferred tax benefit is approximately $1,468,000 at June 30, 1998. The Company has provided a valuation allowance in that amount as it is the opinion of management that, due to the nature of the items generating the operating loss carryforwards, it is more likely than not that these items will expire before the Company is able to realize their benefit.

Expected Federal tax benefits for the years ended June 30, 1998, 1997 and 1996 were approximately $14,100, $93,400 and $450,000, respectively, for a total of $557,500. Due to the current year's reduction in tax net operating losses, the likelihood of realizing future tax benefits is higher than at June 30, 1997. Accordingly, the valuation allowance has been decreased at June 30, 1998 by $37,000, the entire amount of the expected reduction in tax benefits.

During the year ended June 30, 1997, the Company reduced its net operating losses significantly and the valuation allowance was decreased $245,000 due to the increased realization of future tax benefits. During the year ended June 30, 1996, the valuation allowance was increased $350,000 because there was a substantial net operating loss which reduced the likelihood of realizing future tax benefits.

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

Additionally, the Company leases certain executive office space under an operating lease. Future minimum lease payments are as follows over the next five years:


                                        Restaurant    Office
                                          Space        Space
                                        ----------  ----------
        Year ended June 30, 1999        $  668,200  $   28,800
                            2000           591,900      24,000
                            2001           399,600           -
                            2002           302,300           -
                            2003           165,800           -
                            Thereafter     113,300           -
                                        ----------  ----------
                                        $2,241,100  $   52,800
                                        ==========  ==========


Total minimum future rental payments shown above have not been reduced by $2,175,300 of sublease rentals to be received in the future under noncancelable operating subleases.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Commitments and Contingencies (continued)

Commitments (continued)

Following is a summary of rental expense for franchise operations and Company-owned restaurant operations:


                     Year Ended     Year Ended     Year Ended
                   June 30, 1998  June 30, 1997  June 30, 1996
                   -------------  -------------  -------------
Minimum rentals      $   195,400    $   421,500    $   394,100
Less sublease
 rentals                  69,100        181,800        163,900
                     -----------    -----------    -----------
Total rent expense   $   126,300    $   239,700    $   230,200
                     ===========    ===========    ===========


Litigation - Pending

In June 1993, a dispute arose between a franchisee and the Company relating to the termination of the franchisee's delivery rights and the exclusivity of the franchisee's original geographic territory. The plaintiff franchisee sought compensatory and punitive damages of approximately $130,000, alleging that its geographic territory was exclusive and its delivery rights non terminable by the Company. The Company strongly disagreed and contended that the geographic territory assigned to the franchisee was nonexclusive and terminable by the Company and that a replacement delivery area was agreed to by the franchisee. In September 1994, the parties settled the matter. The settlement agreement grants the franchisee an abatement of the payment of royalties to the Company for a five year period and a one-time waiver of the transfer fee should the franchisee decide to sell its franchise. The parties established the boundaries of the franchisee's geographic territory and delivery rights.

As part of the settlement agreement, one of the plaintiffs entered into a new franchise agreement with the Company in October, 1995. Subsequently, the plaintiff breached his obligations under the franchise agreement by failing to pay required fees and his franchise was terminated by the Company. The plaintiff refused to vacate the restaurant he was subleasing from the Company, continued to use Company trademarks and breached his building lease with the landlord by failing to pay

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Commitments and Contingencies (continued)

Litigation - Pending (continued)

rent which was due. The Company was forced to pay back rent to the landlord and utilities.

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

In September 1995, an action was filed against the Company for breach of contract for failure to make payments on a Promissory Note totaling approximately $12,800. The Company filed an answer on December 6, 1995 and made a settlement offer to the plaintiffs but the plaintiffs' counsel has not pursued settlement. Currently, the case is dormant and the Company believes that the matter will eventually be settled for no more that the current balance due on the original promissory note of approximately $12,800, which has been classified as a current liability at June 30, 1998.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Commitments and Contingencies (continued)

Litigation - Settled

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

As part of the second settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,200 for a period of ten years commencing on June 15, 1996 and to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno restaurants for a period of five years. Subsequently, the Company filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that the plaintiff violated the terms of the second settlement agreement. In November 1996, the parties entered into a new third settlement agreement which superseded both previous agreements referenced above. This final settlement agreement required the Company to pay the plaintiff a total of $238,000 consisting of an immediate cash payment of $101,000, subsequent installment payments totaling $37,000 plus interest at 8% per annum due on or before November 1, 1998 and $100,000 (reduced to $75,000 by the plaintiff in the current year) payable in sixty monthly installments of $1,250.

At June 30, 1998, the Company classified the remaining amount due under the terms of the final settlement agreement as an accrued litigation settlement on its balance sheet (Note 11).

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Commitments and Contingencies (continued)

Litigation - Settled (continued)

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

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Commitments and Contingencies (continued)

Litigation - Settled (continued)

In May 1987, the Company guaranteed the payments on a note payable to a former franchisee by the party to whom the franchise was sold. In April 1995, the outside party defaulted on the note payable and the plaintiff note holder filed a complaint for approximately $50,900, the balance remaining on the note. The parties settled the matter; the Company agreed to pay the plaintiff $56,700 in monthly installments of $2,500 until paid in full. At June 30, 1998, approximately $15,600 remained unpaid and was accrued as a current liability in connection with this case.

In June 1995, the landlord of premises leased by Numero Uno Takeout and Delivery Corporation filed a complaint against the Company and other defendants for breach of a lease agreement in the amount of approximately $20,500. The plaintiffs contend that the premises were vacated in March 1995 and that the Company and other defendants are responsible for the unpaid rent. The Company contends that Numero Uno Takeout and Delivery Corporation is a defunct entity and that there is no contractual liability on behalf of the Company and the other named defendants. After the discovery stage, the Court assigned the case to nonbinding arbitration which was held on June 20, 1996. Thereafter, the arbitrator awarded the plaintiffs the sum of $31,800. The Company did not agree with the award of the arbitrator and filed a Request For Trial De Novo with the Court. Subsequently, the Court set a trial date for March 31, 1997. Prior to trial, the parties entered into a settlement agreement which provides for a stipulation for judgment should the Company fail to pay installments pursuant to the terms of the settlement. The Company agreed to pay $16,500 plus interest in monthly installments which was paid in full during the current year.

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

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Commitments and Contingencies (continued)

Litigation - Settled (continued)

In November 1994, a franchisee filed an action against the Company alleging breach of contract and various other causes of action. Prior to trial the parties settled the matter and the plaintiff paid the Company $30,000 during the year ended June 30, 1997.

In September 1995, a complaint was filed against the Company for breach of contract and foreclosure of mechanics liens. The dispute centered around a piece of real property for which the Company contracted with the plaintiff to perform investment services. The plaintiff sought the sum of $15,800 as the outstanding balance owed on the contract. The Company responded to the complaint on October 31, 1995. After some discovery, the matter was settled. The Company agreed to pay the plaintiff the sum of $15,200 at the rate of $500 per month. The amount was paid in full during the year ended June 30, 1997. The Company entered into a stipulation for entry of judgment with the plaintiff, which may be filed with the Court in the event that the Company defaults on any payment due to the plaintiff.

In November 1995, an action was filed against the Company for unlawful detainer at one of its restaurant locations. The landlord was seeking approximately $58,000 in past due rent. The matter was settled out of court and the Company paid the landlord $30,000 during the year ended June 30, 1997 and entered into a new lease for the premises. The action has been dismissed by the landlord.

In September 1995, an action was filed against the Company for breach of contract for failure to make payments under the terms of a promissory note and Security Agreement. The plaintiffs alleged that the Company defaulted on amounts due them totaling approximately $77,900. A tentative settlement was reached with the plaintiff's attorney but the plaintiffs did not agree to the terms. A Settlement Conference was held on June 29, 1996. The parties were unable to settle the matter at the Conference and the Court scheduled a trial date for October 16, 1996. However, prior to the trial date, the parties settled the matter with the Company agreeing to pay the sum of approximately $54,500 plus interest at 10% per annum in monthly installments until paid in full. The Company has made regular monthly installment payments

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Commitments and Contingencies (continued)

Litigation - Settled (continued)

and the unpaid balance of approximately $500 has been classified as a current liability at June 30, 1998.

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

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Industry Segments

The Company operates principally in the food service industry, operating two segments: franchising and Company-owned restaurants. The franchising segment sells individual, multi-unit and territorial restaurant franchise licenses. The Company-owned restaurant segment operates full-service and takeout and delivery Numero Uno pizza restaurants. Total revenues, by segment, include sales to unaffiliated customers, as reported in the Company's consolidated statements of operations. Operating income (loss) is total revenue, less operating expenses.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Industry Segments (continued)

Segment information is as follows:


                                                          Company-owned
                                      Franchising          Restaurants
                                    -------------         -------------
Year ended June 30, 1998
Revenues from unaffiliated
 customers                          $   1,403,300         $   1,109,800
Operating (loss)                          (96,600)             (249,200)
Identifiable assets at
 June 30, 1998                                 --               214,400

Year ended June 30, 1997

Revenues from unaffiliated
 customers                          $   1,405,400         $   1,708,200
Operating (loss) income                   199,100              (114,600)
Identifiable assets at
 June 30, 1997                              2,600             1,151,500

Year ended June 30, 1996

Revenues from unaffiliated
 customers                          $   1,060,100         $     483,200
Operating loss                         (1,133,900)             (137,500)
Identifiable assets at
 June 30, 1996                             21,600             1,590,300

Depreciation:
For the year ended
 June 30, 1998                      $       2,600         $     161,600
For the year ended
 June 30, 1997                             23,700               216,500
For the year ended
 June 30, 1996                             22,300                75,600

Capital expenditures:
For the year ended
 June 30, 1998                      $          --         $      10,000
For the year ended
 June 30, 1997                             12,200                 5,000
For the year ended
 June 30, 1996                              7,800             1,398,900

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Fourth Quarter Adjustments

During the fourth quarter of the years ended June 30, 1998 and 1996, the Company recorded significant adjustments to its accounts which resulted in increasing net loss by approximately $470,000 and $1,072,400, respectively. The adjustments in 1998 were principally attributable to increasing the allowance for possible losses on franchisee notes receivable, to the write off of uncollectible subscription notes receivable, the recording of discounts on noninterest bearing notes receivable and the recording of accrued legal expense. The adjustments in 1996 were principally attributable to the write off of uncollectible notes receivable and the recording of an accrued litigation settlement.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                                    Charged to
                                                                 Charged to           Loss on
                                             Beginning           Costs and            Specific            Ending
Description                                   Balance             Expenses           Write-offs           Balance
-----------                                -------------       -------------        -------------       -------------
For the year ended June 30, 1998:

Allowance for doubtful
 accounts                                  $      65,900       $      32,500        $      77,300       $      21,100

Loss on allowance for
 uncollectible notes
 receivable                                      416,500             219,400              535,900             100,000

Discount on noninterest
 bearing notes receivable                             --             267,000                   --             267,000

Valuation allowance for
 deferred income tax
 assets                                        1,505,000             (37,000)                  --           1,468,000


For the year ended June 30, 1997:

Allowance for doubtful
 accounts                                  $      48,000       $      45,200        $      27,300       $      65,900

Loss on allowance for
 uncollectible notes
 receivable                                      547,300              50,500              181,300             416,500

Valuation allowance for
 deferred income tax
 assets                                        1,750,000            (245,000)                  --           1,505,000


For the year ended June 30, 1996:

Allowance for doubtful
 accounts                                  $      86,600       $      73,000        $     111,600       $      48,000

Loss on allowance for
 uncollectible notes
 receivable                                      499,700             337,700              290,100             547,300

Valuation allowance for
 deferred income tax
 assets                                        1,300,000             450,000                   --           1,750,000