Form 10-Q
period 1998-09-30
N U PIZZA HOLDING CORP
filed 1998-11-09
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

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

                                 [x] Yes [ ] No


As of September 30, 1998 there were 32,139,008 shares of common stock outstanding. Par value is $.001.

                          Part I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 September 30,          June 30,
                                                     1998                1998
                                                 -------------       -------------
                                                  (Unaudited)          (Audited)
            ASSETS
Current assets:
 Cash and cash equivalents                       $      48,300       $      54,800
Restricted cash                                         31,900              13,000
 Franchisee advertising receivable                       6,000              16,600
 Receivables, net of allowance for
  doubtful accounts of $21,100                          50,800              47,000
 Current portion of related party
  note receivable                                       25,800              25,700
 Current portion of notes
  receivable - franchisees, net
  of allowances of $20,700                             107,400             104,300
Inventories                                              3,700               3,600
Prepaid expenses                                        15,600              23,100
                                                 -------------       -------------
        Total current assets                           289,500             288,100
                                                 -------------       -------------
Other assets:
 Related party note receivable,
  net of allowances of $110,300                        126,100             129,100
 Notes receivable - franchisees,
  net of allowances of $236,000                        787,700             814,500
 Intangible assets, net of
  accumulated amortization of
  $334,700 and $331,200, respectively                  165,300             168,800
 Investments in affiliated corporations                262,200             262,200

 Deposits and other assets                              37,900              34,000
                                                 -------------       -------------
                                                     1,379,200           1,408,600
                                                 -------------       -------------
Leasehold improvements and property
  and equipment, net of accumulated
  depreciation and amortization of
  $300,600 and $288,800, respectively                  202,600             214,400
                                                 -------------       -------------
                                                 $   1,871,300       $   1,911,100
                                                 =============       =============


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                   September 30,           June 30,
                                                       1998                  1998
                                                   -------------         -------------
                                                    (Unaudited)            (Audited)
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                 $     160,100         $     175,300
 Accounts payable and accrued expenses                   441,100               461,600
 Accrued franchise advertising                            37,900                29,600
 Current portion - litigation settlements                 31,900                35,300
 Loans payable to related parties                        171,000               163,500
 Income taxes payable                                      1,700                    --
                                                   -------------         -------------
     Total current liabilities                           843,700               865,300
                                                   -------------         -------------
 Long-term debt, net of current portion                   82,500                91,500
 Litigation settlements, net of current
  portion                                                 29,400                32,500
 Deferred franchise fee income                            57,100                66,900

Stockholders' equity:
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 80,000 shares issued and
  outstanding (aggregate liquidation
  preference $400,000)                                     8,000                 8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                                     4,400                 4,400
 Common stock, $.001 par value per
  share, authorized 50,000,000 shares,
  32,139,008 shares issued, subscribed
  and outstanding                                         32,100                32,100
 Additional paid-in capital                            6,038,100             6,038,100
 Notes receivable arising from stock
  purchase agreements                                   (402,000)             (402,000)
 Accumulated deficit                                  (4,822,000)           (4,825,700)
                                                   -------------         -------------
                                                         858,600               854,900
                                                   -------------         -------------
                                                   $   1,871,300         $   1,911,100
                                                   =============         =============


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                     September 30,     September 30,
                                         1998             1997
                                     -------------     -------------
                                              (Unaudited)
FRANCHISE OPERATIONS:

REVENUES:
 Initial franchise fees              $      14,800     $       9,800
 Royalties                                  99,300           138,800
 Rental income                               4,600            30,000
 Interest income                            10,600             6,200
 Rebate income                              31,400            34,700
 Other income                               20,400            87,100
                                     -------------     -------------
                                           181,100           306,600
                                     -------------     -------------
COSTS AND EXPENSES:
 Rent                                           --            40,600
 General and administrative                165,900           165,100
 Interest expense                            2,300               800
                                     -------------     -------------
                                           168,200           206,500
                                     -------------     -------------
 Franchise operating income                 12,900           100,100
                                     -------------     -------------


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME AND
                         ACCUMULATED DEFICIT (CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                              September 30,          September 30,
                                                  1998                   1997
                                              -------------          -------------
                                                          (Unaudited)
COMPANY-OWNED RESTAURANT OPERATIONS:

 Sales                                        $     106,800          $     458,000
                                              -------------          -------------
COSTS AND EXPENSES:
 Cost of sales                                       34,000                154,400
 Operating                                           52,000                211,800
 General and administrative                          28,300                186,200
                                              -------------          -------------
                                                    114,300                552,400
                                              -------------          -------------
 Company-owned restaurant loss                       (7,500)               (94,400)
                                              -------------          -------------
 Income before income tax provision                   5,400                  5,700

 Income tax provision                                 1,700                  1,600
                                              -------------          -------------
 Net income                                           3,700                  4,100

 Accumulated deficit,
  beginning of period                            (4,825,700)            (4,477,400)
                                              -------------          -------------
 Accumulated deficit, end of period           $  (4,822,000)         $  (4,473,300)
                                              =============          =============

 Net income per share - basic                 $          --          $          --
                                              =============          =============
 Weighted average number of
  shares outstanding - basic                     32,139,008             31,139,008
                                              =============          =============

 Net income per share - diluted               $          --          $          --
                                              =============          =============
 Weighted average number of
  shares outstanding - diluted                   32,139,008             31,139,008
                                              =============          =============


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                               September 30,      September 30,
                                                   1998               1997
                                               -------------      -------------
                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                    $       3,700      $       4,100
 Adjustments to reconcile net
   income to net cash (used)
   provided by operating activities:
   Depreciation and amortization                      15,300             79,500
   Realization of deferred income                     (9,800)            (9,800)
  Changes in assets and liabilities:
   Receivables, net                                   (3,800)           (17,600)
  Inventories                                           (100)               200
   Prepaid expenses and other
    current assets                                     3,600             34,400
   Accounts payable and accrued
    expenses                                         (20,500)           (50,700)
   Accrued royalties due to officer                    7,500              7,500
   Income taxes payable                                1,700              1,600
                                               -------------      -------------
   Net cash (used) provided by
    operating activities                              (2,400)            49,200
                                               -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Collections on notes receivable                      26,600             25,400
                                               -------------      -------------
 Net cash provided by investing
  activities                                          26,600             25,400
                                               -------------      -------------


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                September 30,      September 30,
                                                     1998             1997
                                                -------------      -------------
                                                          (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in loans payable
  to related parties                            $          --      $       5,000
 Principal payments on long-term debt                 (30,700)           (75,500)
                                                -------------      -------------
 Net cash used by financing activities                (30,700)           (70,500)
                                                -------------      -------------
Net (decrease) increase in
 cash and cash equivalents                             (6,500)             4,100

Cash and cash equivalents,
 beginning of period                                   54,800                 --
                                                -------------      -------------
Cash and cash equivalents,
 end of period                                  $      48,300      $       4,100
                                                =============      =============


Supplemental information:

 Cash paid for interest                         $       2,300      $         800
 Cash paid for income taxes                                --                 --


Noncash transactions:

 Notes receivable issued
  in exchange for accounts
  receivable                                    $          --      $      12,200


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


In the opinion of management of N. U. Pizza Holding Corporation and Subsidiaries (the "Company"), the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations and changes in its cash flows for the three month periods presented.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes.

These unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1998.

Note 1.

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

Note 2.  Litigation


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

As part of the second settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,200 for a period of ten years commencing on June 15, 1996 and to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno restaurants for a period of five years. Subsequently, the Company filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that the plaintiff violated the terms of the second settlement agreement. In November 1996, the parties entered into a new third settlement agreement which superseded both previous agreements referenced above. This final settlement agreement required the Company to pay the plaintiff a total of $238,000 consisting of an immediate cash payment of $101,000, subsequent installment payments totaling $37,000 plus interest at 8% per annum due on or before November 1, 1998 and $100,000 (reduced to $75,000 during the year ended June 30, 1998) payable in sixty monthly installments of $1,250.

At September 30, 1998, the Company classified the remaining amount due under the terms of the final settlement agreement as a litigation settlement on its balance sheet.

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

In May 1987, the Company guaranteed the payments on a note payable to a former franchisee by the party to whom the franchise was sold. In April 1995, the outside party defaulted on the note payable and the plaintiff noteholder filed a complaint for approximately $50,900, the balance remaining on the note. The parties settled the matter; the Company agreed to pay the plaintiff $56,700 in monthly installments of $2,500 until paid in full. At September 30, 1998, approximately $9,900 remained unpaid and was accrued as a current liability in connection with this case.

In June 1995, the landlord of premises leased by Numero Uno Takeout and Delivery Corporation filed a complaint against the Company and other defendants for breach of a lease agreement in the amount of approximately $20,500. The plaintiffs contended that the premises were vacated in March 1995 and that the Company and other defendants were responsible for the unpaid rent. The Company contended that Numero Uno Takeout and Delivery Corporation was a defunct entity and that there was no contractual liability on behalf of the Company and the other named defendants. After the discovery stage, the Court assigned the case to nonbinding arbitration which was held on June 20, 1996. Thereafter, the arbitrator awarded the plaintiffs the sum of $31,800. The Company did not agree with the award of the arbitrator and filed a Request For Trial De Novo with the Court. Subsequently, the Court set a trial date for March 31, 1997. Prior to trial, the parties entered into a settlement agreement which provides for a stipulation for judgment should the Company fail to pay installments pursuant to the terms of the settlement. The Company agreed to pay $16,500 plus interest in monthly installments which was paid in full during the year ended June 30, 1998.

In November 1994, a franchisee filed an action against the Company alleging breach of contract and various other causes of action. Prior to trial, the parties settled the matter and the plaintiff paid the Company $30,000 during the year ended June 30, 1997.

In September 1995, a complaint was filed against the Company for breach of contract and foreclosure of mechanics liens. The dispute centered around a piece of real property for which the Company contracted with the plaintiff to perform investment services. The plaintiff sought the sum of $15,800 as the outstanding balance owed on the contract. The Company responded to the complaint on October 31, 1995. After some discovery, the matter was settled. The Company agreed to pay the plaintiff the sum of $15,200 at the rate of $500 per month which was paid in full during the year ended June 30, 1997.

In November 1995, an action was filed against the Company for unlawful detainer at one of its restaurant locations. The landlord was seeking approximately $58,000 in past due rent. The matter was settled out of court and the Company paid the landlord $30,000 during the year ended June 30, 1997 and entered into a new lease for the premises. The action has been dismissed by the landlord.

In September 1995, an action was filed against the Company for breach of contract for failure to make payments under the terms of a promissory note and Security Agreement. The plaintiffs alleged that the Company defaulted on amounts due them totaling approximately $77,900. A tentative settlement was reached with the plaintiff's attorney but the plaintiffs did not agree to the terms. A Settlement Conference was held on June 29, 1996. The parties were unable to settle the matter at the Conference and the Court scheduled a trial date for October 16, 1996. However, prior to the trial date, the parties settled the matter with the Company agreeing to pay the sum of approximately $54,500 plus interest at 10% per annum in monthly installments which was paid in full during the three months ended September 30, 1998.

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

Note 3. Income Taxes

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended September 30, 1998:

Liquidity and Capital Resources.

For the three months ended September 30, 1998, the Company had an overall negative cash flow of $6,500. Collection of principal amounts due on notes receivable were offset by the Company's continued payments on outstanding trade and notes payable. Cash and cash equivalents at September 30, 1998 were $48,300.

Operating Activities.

Accounts receivable increased $3,800 to $50,800 at September 30, 1998 primarily due to franchisees not paying their royalties on a timely basis.

Prepaid expenses decreased $7,500 to $15,600 at September 30, 1998. The decrease is due primarily to the expiration of prepaid advertising, insurance and rent recorded at June 30, 1998.

Inventories increased $100 to $3,700 at September 30, 1998 and deposits increased $3,900 to $37,900 at September 30, 1998 due to normal business fluctuations.

Intangible assets decreased $3,500 to $165,300 during the three months ended September 30, 1998 due to normal monthly amortization.

Accounts payable and accrued expenses decreased $20,500 to $441,100 at September 30, 1998, primarily due to the increased payment of outstanding trade payables.

Accrued franchise advertising payable increased $8,300 during the three months ended September 30, 1998. This increase is offset by an increase to advertising cash of $18,900 and a decrease in advertising receivables of $10,600.

Deferred license fees of $9,800 were recognized as income during the three months ended September 30, 1998.

Income taxes payable increased $1,700 at September 30, 1998 due to the accrual of required minimum state tax liabilities for the current fiscal year.

Related party loans payable increased $7,500 to $171,000 at September 30, 1998 due to the accrual of additional dough royalties due to the president of the Company.

Investing Activities:

Notes receivable and related party receivables decreased $26,600 to $895,100 and $151,900, respectively at September 30, 1998 due the continued collection of outstanding amounts due to the Company.

Net leasehold improvements and property and equipment decreased $11,800 to $202,600 at September 30, 1998 due to normal monthly depreciation and amortization.

Financing Activities.

Long-term debt and litigation settlements decreased $24,200 and $6,500, respectively, to $242,600 and $61,300, respectively, at September 30, 1998 due to payments on outstanding obligations.


Results of Operations.

Three Months Ended September 30, 1998
As Compared to Three Months Ended September 30, 1997

Franchise Operations.

For the three months ended September 30, 1998, the Company recognized initial franchise fees of $9,800 from one international license contract and $5,000 from a one-time transfer fee from a franchisee, a 51% increase in fees from the same period in 1997.

The Company recognized $99,300 of royalty income during the three months ended September 30, 1998, a $39,500 (28.5%) decrease from royalty income of $138,800 recognized for the comparable period in 1997. The decrease was due primarily to a reduction in the total number of operating franchised restaurants during the three months ended September 30, 1998 as compared to the same period in 1997.

Rental income decreased $25,400 (84.7%) during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, due to the elimination of rental receipts from franchisees who pay their rent directly to the landlord instead of to the Company as a pass through to the landlord. Historically, the Company's only source of rental income was from franchisees who purchased restaurants that were previously owned by the Company. The Company, who remained obligated on the lease, would collect rent from the franchisees (subleases) and pay it directly to the landlord.

Interest income increased $4,400 (71%) to $10,600 for the three months ended September 30, 1998 as compared to $6,200 for the three months ended September 30, 1997. This increase is due to an increase in collections on notes receivable.

Rebate income decreased $3,300 (9.5%) during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, due to an overall decline in system-wide sales.

Other income decreased $66,700 (76.6%) to $20,400 for the three months ended September 30, 1998 due primarily to the one-time receipt during the three months ended September 30, 1997 of $83,000 from a vendor when the Company agreed to change its soft drink supplier.

General and administrative expenses increased by only $800 (.5%) to $165,900 during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

Interest expense minimally increased by $1,500 (187.5%) to $2,300 for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

Company-owned Restaurant Operations.

Company-owned restaurant revenues decreased $351,200 or 76.7% during the three months ended September 30, 1998 as compared to the same period in 1997. The Company owned four operating restaurants and the Sandwich Express bakery during the three months ended September 30, 1997 as compared to only one Company-owned restaurant during the three months ended September 30, 1998.

Due to the decrease in sales volume, gross profit decreased $230,800 (76%) for the three months ended September 30, 1998 as compared to the same period in 1997. Gross profit as a percentage of sales, however, increased 1.9% from 66.3% to 68.2% for the three months ended September 30, 1998. The increase was due to decreases in food costs.

Company-owned restaurant costs and expenses decreased $317,700 or 79.8% during the three months ended September 30, 1998 as compared to the same period in 1997 as a result of the sales of three Company-owned restaurants and the closure of the Sandwich Express bakery during the year ended June 30, 1998.
President's Comments:

The Company reported a small profit of $3,700 for the first quarter of its fiscal year ending June 30, 1999. More importantly, the Company's cash flow position has stabilized and the Company has continued to reduce its current liabilities and long-term debt.

The Company is still negotiating a sales transaction which was presented, discussed and approved at the Company's last shareholders' meeting. Management anticipates that the transaction will improve the Company's overall financial position by eliminating current and long-term debt and by providing the cash necessary to give the Company the financial strength to expand its breadth of operations.

Although negotiations are taking longer than expected, management is hopeful that they will be completed, a letter of intent will be consummated and the transaction will be finalized before the end of the third quarter of this fiscal year.

The Company has also recently entered into negotiations with Salsa Fresh, Inc., to develop and promote its concept, Salsa Fresh Grill, throughout Southern California. This could substantially increase the Company's revenues, as the Company would be entitled to receive a significant percentage of the franchise fee of each transaction that it initiates on behalf of Salsa Fresh, Inc.

The entire management team is optimistic about the Company's future and is confident that future operations will be profitable and shareholders will see increased value.


CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this 10-Q relate to the Company's Year 2000 compliance efforts, including expectations about compliance timetables and costs.

Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward-looking statements contained in this report, the Company believes that its results are subject to a number of risk factors, including the ability of the Company to identify and address successfully Year 2000 issues in a timely manner, and at costs that are reasonably in line with projections, and the ability of the Company's vendors to identify and address successfully their own Year 2000 issues in a timely manner.

Any forward-looking statements in this report should be evaluated in light of these important risk factors.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings -  None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Granada Hills, State of California on November 13, 1998.



N.U. PIZZA HOLDING CORPORATION



By: /s/
    -------------------------------
    Ronald J. Gelet
    President


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/                                     Dated: 11/13/98
-------------------------------         -------------------------------
Ronald J. Gelet
Director, President and Chief
Executive Officer


/s/                                     Dated: 11/13/98
-------------------------------         -------------------------------
Gloria Gelet
Director


/s/                                     Dated: 11/13/98
-------------------------------         -------------------------------
Jane Yennie
Controller


/s/                                     Dated: 11/13/98
-------------------------------         -------------------------------
Dan Rouse
Director