Form 10-Q
period 1998-12-31
N U PIZZA HOLDING CORP
filed 1999-02-10
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998.

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

             16800 Devonshire St., Suite 305 Granada Hills, CA 91344
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 [x] Yes [ ] No


As of December 31, 1998, there were 48,164,008 shares of common stock outstanding. Par value is $.001.

                          PART I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  December 31,         June 30,
                                                     1998                1998
                                                  ----------          ----------
                                                  (Unaudited)          (Audited)
                  ASSETS

Current assets:
 Cash and cash equivalents                        $   45,100          $   54,800
 Restricted cash                                      18,800              13,000
 Franchisee advertising receivable                    46,900              16,600
 Receivables, net of allowance for
  doubtful accounts of $21,100                       101,000              47,000
 Current portion of related party
  notes receivable                                    24,200              25,700
 Current portion of notes receivable -
  franchisees, net of allowances
  of $20,700                                         114,700             104,300
 Inventories                                              --               3,600
 Prepaid expenses                                      7,600              23,100
                                                  ----------          ----------
     Total current assets                            358,300             288,100
                                                  ----------          ----------
Other assets:
 Related party notes receivable, net
  of allowances of $110,300                          126,200             129,100
 Notes receivable - franchisees, net
  of allowances of $236,000                          898,300             814,500
 Intangible assets, net of accumulated
  amortization of $339,900 and $331,200,
  respectively                                       160,100             168,800
 Investments in affiliated corporations              295,900             262,200
 Deposits and other assets                            34,900              34,000
                                                  ----------          ----------
                                                   1,515,400           1,408,600
                                                  ----------          ----------
Leasehold improvements and property
 and equipment, net of accumulated
 depreciation and amortization of
 $183,000 and $288,800, respectively                  20,200             214,400
                                                  ----------          ----------
                                                  $1,893,900          $1,911,100
                                                  ==========          ==========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                    December 31,           June 30,
                                                        1998                 1998
                                                    -----------           -----------
                                                    (Unaudited)            (Audited)

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                  $   175,600           $   175,300
 Accounts payable and accrued expenses                  298,200               461,600
 Accrued franchise advertising                           65,700                29,600
 Current portion - litigation settlements                31,500                35,300
 Loans payable to related parties                       100,000               163,500
 Income taxes payable                                       900                    --
                                                    -----------           -----------
         Total current liabilities                      671,900               865,300
                                                    -----------           -----------
Long-term debt, net of current portion                  140,000                91,500
Litigation settlements, net of
 current portion                                         10,000                32,500
Deferred franchise fee income                            47,400                66,900

Stockholders' equity:
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 80,000 shares issued and
  outstanding (aggregate liquidation
  preference $400,000)                                    8,000                 8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                                    4,400                 4,400
 Common stock, $.001 par value per
  share, authorized 50,000,000 shares,
  48,164,008 and 32,139,008 shares issued,
  subscribed and outstanding, respectively               48,100                32,100
 Additional paid-in capital                           6,182,100             6,038,100
 Notes receivable arising from stock
  purchase agreements                                  (402,000)             (402,000)
 Accumulated deficit                                 (4,816,000)           (4,825,700)
                                                    -----------           -----------
                                                      1,024,600               854,900
                                                    -----------           -----------
                                                    $ 1,893,900           $ 1,911,100
                                                    ===========           ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                           Three Months Ended                    Six Months Ended
                                              December 31,                         December 31,
                                     ----------------------------           ----------------------------
                                       1998               1997                1998                1997
                                     ---------          ---------           ---------          ---------
                                              (Unaudited)                            (Unaudited)
FRANCHISE OPERATIONS:

REVENUES:
 Initial franchise fees              $  14,700          $   9,700           $  29,500          $  19,500
 Royalties                              99,200            129,400             198,500            268,200
 Rental income                           5,000             25,500               9,600             55,500
 Interest income                        11,200              5,400              21,800             11,600
 Rebate income                          36,600             49,800              68,000             84,500
 Other income                           16,100             12,100              36,500             99,200
 Gain on sale of restaurant
  and equipment                         15,800              6,500              15,800              6,500
                                     ---------          ---------           ---------          ---------
                                       198,600            238,400             379,700            545,000
                                     ---------          ---------           ---------          ---------
COSTS AND EXPENSES:
 Rent                                    8,500             33,100               8,500             73,700
 General and administrative            164,700            210,200             330,600            375,300

 Interest expense                       12,100              2,600              14,400              3,500
                                     ---------          ---------           ---------          ---------
                                       185,300            245,900             353,500            452,500
                                     ---------          ---------           ---------          ---------
 Franchise operating
  income (loss)                         13,300             (7,500)             26,200             92,500
                                     ---------          ---------           ---------          ---------


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                           N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                          Three Months Ended                             Six Months Ended
                                             December 31,                                  December 31,
                                -----------------------------------           -----------------------------------
                                    1998                   1997                   1998                    1997
                                ------------           ------------           ------------           ------------
                                             (Unaudited)                                  (Unaudited)
COMPANY-OWNED RESTAURANT
 OPERATIONS:

 Sales                          $     33,200           $    392,900           $    140,000           $    850,900
                                ------------           ------------           ------------           ------------
COSTS AND EXPENSES:
 Cost of sales                        11,500                125,400                 45,500                279,800
 Operating                            17,500                182,400                 69,500                394,200
 General and
  administrative                      11,500                130,300                 39,800                316,500
                                ------------           ------------           ------------           ------------
                                      40,500                438,100                154,800                990,500
                                ------------           ------------           ------------           ------------
 Company-owned
  restaurant loss                     (7,300)               (45,200)               (14,800)              (139,600)
                                ------------           ------------           ------------           ------------
 Income (loss) before
  income tax provision                 6,000                (52,700)                11,400                (47,100)

 Income tax provision                     --                     --                  1,700                  1,600
                                ------------           ------------           ------------           ------------
 Net income (loss)              $      6,000           $    (52,700)                 9,700                (48,700)
                                ============           ============
 Accumulated deficit,
  beginning of period                                                           (4,825,700)            (4,477,400)
                                                                              ------------           ------------
 Accumulated deficit,
  end of period                                                               $ (4,816,000)          $ (4,526,100)
                                                                              ============           ============
 Net income (loss)
  per share - basic             $       0.00           $       0.00           $       0.00           $       0.00
                                ============           ============           ============           ============
 Weighted average
  number of shares
  outstanding - basic             44,157,758             31,139,008             38,148,383             31,139,008
                                ============           ============           ============           ============

 Net income (loss)
  per share - diluted           $       0.00           $       0.00           $       0.00           $       0.00
                                ============           ============           ============           ============
 Weighted average
  number of shares
  outstanding -
  diluted                         44,157,758             31,139,008             38,148,383             31,139,008
                                ============           ============           ============           ============


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                              December 31,        December 31,
                                                 1998                1997
                                              -----------         ----------
                                              (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                             $   9,700           $ (48,700)
  Adjustments to reconcile net
   income (loss) to net cash (used)
   provided by operating activities:
   Depreciation and amortization                  24,700             156,400
   Gain on sale of restaurants
    and equipment                                (15,800)             (6,500)
   Realization of deferred income                (19,500)            (19,500)
  Changes in assets and liabilities:
   Receivables, net                              (54,000)            (45,800)
   Inventories                                     3,600               3,600
   Prepaid expenses                                9,500              44,400
   Accounts payable and accrued
    expenses                                     (81,900)            (32,200)
   Accrued royalties due to officer               15,000                  --
   Deposits                                         (900)             (1,400)
   Income taxes payable                              900               1,600
                                               ---------           ---------
   Net cash (used) provided by
    operating activities                        (108,700)             51,900
                                               ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Collections on notes receivable                 110,200              39,600
 Investments in affiliates                       (20,800)                 --
                                               ---------           ---------
  Net cash provided by
   investing activities                           89,400              39,600
                                               ---------           ---------

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                               December 31,        December 31,
                                                  1998                1997
                                               ----------          -----------
                                               (Unaudited)         (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in amounts due
  to related parties                            $      --           $  24,600
 Increase in notes payable                        116,800                  --
 Principal payments on long-term debt            (107,200)           (113,300)
                                                ---------           ---------
 Net cash provided (used)
  by financing activities                           9,600             (88,700)
                                                ---------           ---------
Net (decrease) increase
 in cash and cash equivalents                      (9,700)              2,800

Cash and cash equivalents,
 beginning of period                               54,800                  --
                                                ---------           ---------
Cash and cash equivalents,
 end of period                                  $  45,100           $   2,800
                                                =========           =========
Supplemental information:

 Cash paid for interest                         $  12,100           $   3,500
 Cash paid for income taxes                     $     900           $      --

Non-cash transactions:

 Note receivable issued in exchange
  for fixed assets, prepaid expenses
  and accounts receivable                       $ 200,000           $ 262,000

 Common stock issued in exchange
  for accrued expenses and loans
  to related parties                              160,000                  --

 Note payable issued in exchange for
  investment in affiliated corporation             12,900                  --

 Notes receivable issued in
  exchange for accounts receivable                     --              30,800

 Accounts and note receivable
  forgiven in exchange for investment                  --              17,000


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)


In the opinion of management of N. U. Pizza Holding Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1998 and the results of its operations and changes in its cash flows for the three and six month periods presented.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and notes.

These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1998.

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


Note 2. Litigation

Pending

In June 1993, a dispute arose between a franchisee and the Company relating to the termination of the franchisee's delivery rights and the exclusivity of the franchisee's original geographic territory. The plaintiff franchisee sought compensatory and punitive damages of approximately $130,000, alleging that its geographic territory was exclusive and its delivery rights nonterminable by the Company. The Company strongly disagreed and contended that the geographic territory assigned to the franchi-see was nonexclusive and terminable by the Company and that a replacement delivery area was agreed to by the franchisee. In September 1994, the parties settled the matter. The settlement agreement grants the franchisee an abatement of the payment of royalties to the Company for a five year period and a one-time waiver of the transfer fee should the franchisee decide to sell its franchise. The parties established the boundaries of the franchisee's geographic territory and delivery rights.

As part of the settlement agreement, one of the plaintiffs entered into a new franchise agreement with the Company in October 1995. Subsequently, the plaintiff breached his obligations under the franchise agreement by failing to pay required fees and his franchise was terminated by the Company. The plaintiff refused to vacate the restaurant he was subleasing from the Company, continued to use Company trademarks and breached his building lease with the landlord by failing to pay rent which was due. The Company was forced to pay back rent to the landlord and outstanding utility bills.

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

As part of the second settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,200 for a period of ten years commencing on June 15, 1996 and to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno Pizzeria restaurants for a period of five years. Subsequently, the Company filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that the plaintiff violated the terms of the second settlement agreement. In November 1996, the parties entered into a third settlement agreement which superseded both previous agreements referenced above. This final settlement agreement required the Company to pay the plaintiff a total of $238,000 consisting of an immediate cash payment of $101,000, subsequent installment payments totaling $37,000 plus interest at 8% per annum due on or before November 1, 1998 and $100,000 (reduced to $75,000 during the year ended June 30, 1998) payable in sixty monthly installments of $1,250.

At December 31, 1998, the Company classified the remaining amount due under the terms of the final settlement agreement as a litigation settlement on its balance sheet.

In January 1982, the Company subleased a restaurant location to a franchisee. In March 1992, the franchisee assigned his right, title and interest to the sublease. The sublease specifically stated that it shall not release the originally named sublessee from liability for the continued performance on the terms and provisions of the sublease. In January 1994, the assignees failed to pay rent to the lessor or to the Company.

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

In May 1987, the Company guaranteed the payments on a note payable to a former franchisee by the party to whom the franchise was sold. In April 1995, the outside party defaulted on the note payable and the plaintiff noteholder filed a complaint for approximately $50,900, the balance remaining on the note. The parties settled the matter; the Company agreed to pay the plaintiff $56,700 in monthly installments of $2,500 until paid in full. At December 31, 1998 approximately $700 remained unpaid and was accrued as a current liability in connection with this case.

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

In November 1994, a franchisee filed an action against the Company alleging breach of contract and various other causes of action. Prior to trial, the parties settled the matter with the plaintiff paying the Company $30,000 during the year ended June 30, 1997.

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

In September 1995, an action was filed against the Company for breach of contract for failure to make payments under the terms of a promissory note and Security Agreement. The plaintiffs alleged that the Company defaulted on amounts due them totaling approximately $77,900. A tentative settlement was reached with the plaintiff's attorney but the plaintiffs did not agree to the terms. A Settlement Conference was held on June 29, 1996. The parties were unable to settle the matter at the Conference and the Court scheduled a trial date for October 16, 1996. However, prior to the trial date, the parties settled the matter with the Company agreeing to pay the sum of approximately $54,500 plus interest at 10% per annum in monthly installments which was paid in full during the six months ended December 31, 1998.

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


Note 3.  Income Taxes

The Company's federal income tax provisions for the three and six month periods presented have been eliminated by the utilization of net operating loss carryforwards. The Company would have been required to pay additional federal income taxes in these periods had it not been able to utilize these carryforwards. A provision for minimum state income taxes has been provided in the consolidated financial statements.

Note 4.           Subsequent Event

On January 1, 1999, the Company's founder and president, Ronald J. Gelet, resigned his directorship and officerships in the Company so that he would have more time to deal with some serious family matters and to pursue other interests, both of a personal and professional nature. In conjunction with Mr. Gelet's deci-sion, his wife, Gloria Gelet, also resigned her directorship in the Company as of January 1, 1999.

Dan Rouse, vice president and a director of the Company for the past five years, with the approval of the Company's board of directors, has succeeded Mr. Gelet as president of the Company.


ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Ended December 31, 1998:

Liquidity and Capital Resources.

For the six months ended December 31, 1998, the Company had an overall negative cash flow of $9,700. Collection of principal amounts due on notes receivable were offset by the Company's continued payments on outstanding trade and notes payable. Cash and cash equivalents at December 31, 1998 were $45,100.

Operating Activities.

Accounts receivable increased $54,000 to $101,000 at December 31 1998 due to franchisees not paying their royalties timely.

Prepaid expenses decreased $15,500 to $7,600 at December 31, 1998. The decrease is due primarily to the sale of the one remaining Company-owned restaurant in November, 1998 and the expiration of prepaid advertising, consulting, insurance and rent recorded at June 30, 1998.

Inventories decreased $3,600 due to the sale of the last Company-owned restaurant and deposits increased $900 at December 31, 1998 due to normal business fluctuations.

Intangible assets decreased $8,700 to $160,100 during the six months ended December 31, 1998 due to normal monthly amortization.

Accounts payable and accrued expenses decreased $163,400 to $298,200 at December 31, 1998, primarily due to the increased payment of outstanding trade payables and the exchange of accrued salaries of $81,500 for 8,162,800 shares of common stock.

Accrued franchise advertising payable increased $36,100 during the six months ended December 31, 1998. This increase is offset by an increase in advertising fund receivables of $30,300 and an increase in advertising cash of $5,800.

Deferred license fees of $19,500 were recognized as income during the six months ended December 31, 1998.

Income taxes payable increased $900 at December 31, 1998 due to the recognition of required minimum state tax liabilities for the current fiscal year.

Related party loans payable decreased $63,500 to $100,000 at December 31, 1998 due to the accrual of $15,000 of additional dough royalties due to the former president of the Company. This increase was offset by a decrease of $78,500 resulting from the exchange of 7,862,200 shares of common stock for outstanding amounts due to the former president of the Company.

Investing Activities:

Notes receivable - franchisees and related party notes receivable increased $89,800 to $1,013,000 and 150,400, respectively, at December 31, 1998 due to the issuance of $200,000 of notes receivable in exchange for fixed assets, receivables and prepaid expenses and the collection of $110,200 of outstanding amounts due to the Company.

Net leasehold improvements and property and equipment decreased $194,200 to $20,200 at December 31, 1998. The decrease was due to the sale of the one remaining Company-owned restaurant and to normal monthly depreciation and amortization.

The Company invested an additional $20,800 of cash and assumed a liability of $12,900 of an affiliated corporation during the six months ended December 31, 1998.


Financing Activities.

Long-term debt and accrued litigation settlements increased $22,500 to $357,100 at December 31, 1998 due to borrowings of $116,800 and the assumption of a $12,900 liability in exchange for an investment in an affiliated corporation. These increases were offset by principal payments of $107,200.

Results of Operations.

Six Months Ended December 31, 1998
As Compared to Six Months Ended December 31, 1997

Franchise Operations.

For the six months ended December 31, 1998, the Company recognized initial franchise fees of $19,500 from one international license contract and $10,000 from two one-time transfer fees from franchisees, a 51.3% increase in fees from the same period in 1997.

The Company recognized $198,500 of royalty income during the six months ended December 31, 1998, a $69,700 (26%) decrease from royalty income of $268,200 recognized for the comparable period in 1997. The decrease was due primarily to a reduction in the total number of operating franchised restaurants during the six months ended December 31, 1998 as compared to the same period in 1997.

Rental income decreased $45,900 (82.7%) during the six months ended December 31, 1998 as compared to the six months ended December 31, 1997, due to the decrease in rental receipts from franchisees who pay their rent directly to the landlord instead of to the Company as a pass through to the landlord. Similarly, rent expense decreased 65,200 (88.5%) to $8,500 during the six months ended December 31, 1998. Historically, the Company's only source of rental income was from franchisees who purchased restaurants that were previously owned by the Company. The Company, who remained obligated on the lease, would collect rent from the franchisees (subleases) and pay it directly to the landlord. This trend is expected to continue until all franchisees negotiate their own leases directly with lessors.

Interest income increased $10,200 (88%) to $21,800 for the six months ended December 31, 1998 as compared to $11,600 for the six months ended December 31, 1997. This increase is due to an increase in collections on notes receivable.

Rebate income decreased $16,500 (19.5%) to $68,000 during the six months ended December 31, 1998 as compared to the six months ended December 31, 1997, due to an overall decline in system-wide sales.

Other income decreased $62,700 (63.2%) to $36,500 for the six months ended December 31, 1998 due primarily to the one-time receipt during the six months ended December 31, 1997 from a vendor when the Company agreed to change its soft drink supplier.

The Company recognized a gain of $15,800 on the sale of its one remaining Company-owned restaurant and equipment during the six months ended December 31, 1998.

General and administrative expenses decreased $44,700 (12%) to $330,600 during the six months ended December 31, 1998 as compared to the six months ended December 31, 1997 due primarily to an overall reduction in administrative and management expenses.


Interest expense increased $10,900 (311.5%) to $14,400 for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997 due to an increase in the Company's long-term debt.

Company-owned Restaurant Operations.

Company-owned restaurant revenues decreased $710,900 or 83.6% during the six months ended December 31, 1998 as compared to the same period in 1997. The Company owned four operating restaurants and the Sandwich Express bakery during the majority of the six months ended December 31, 1997 as compared to only one Company-owned restaurant during four of the six months ended December 31, 1998.

Due to the decrease in sales volume, gross profit decreased $476,600 (83.5%) for the six months ended December 31, 1998 as compared to the same period in 1997. Gross profit as a percentage of sales increased slightly by 0.3% from 67.2% to 67.5% for the six months ended December 31, 1998.

Company-owned restaurant costs and expenses decreased $601,400 or 84.7% during the six months ended December 31, 1998 as compared to the same period in 1997 as a result of the sales of four Company-owned restaurants and the closure of the Sandwich Express bakery during the year ended June 30, 1998.

Three Months Ended December 31, 1998
As Compared to Three Months Ended December 31, 1997

Franchise Operations.

For the three months ended December 31, 1998, the Company recognized initial franchise fees of $9,700 from one international license contract and $5,000 from a one-time transfer fee from a franchisee, a 51.5% increase in fees from the same period in 1997.

The Company recognized $99,200 of royalty income during the three months ended December 31, 1998, a $30,200 (23.4%) decrease from royalty income of $129,400 recognized for the comparable period in 1997. The decrease was due primarily to a reduction in the total number of operating franchised restaurants during the three months ended December 31, 1998 as compared to the same period in 1997.

Rental income decreased $20,500 (80.4%) during the three months ended December 31, 1998 as compared to the three months ended December 31, 1997, due to the decrease in rental receipts from franchisees who pay their rent directly to the landlord instead of to the Company as a pass through to the landlord. Similarly, rent expense decreased 24,600 (74.3%) during the three months ended December 31, 1998. Historically, the Company's only source of rental income was from franchisees who purchased restaurants that were previously owned by the Company. The Company, who remained obligated on the lease, would collect rent from the franchisees (subleases) and pay it directly to the landlord.

This trend is expected to continue until all franchisees negotiate their own leases directly with lessors.

Interest income increased $5,800 (107.4%) to $11,200 for the three months ended December 31, 1998 as compared to $5,400 for the three months ended December 31, 1997. This increase is due to an increase in collections on notes receivable.

Rebate income decreased $13,200 (26.5%) to $36,600 during the three months ended December 31, 1998 as compared to the three months ended December 31, 1997, due to an overall decline in system-wide sales.

Other income increased $4,000 (33.1%) to $16,100 for the three months ended December 31, 1998 due primarily to leasing equipment.

The Company recognized a gain of $15,800 on the sale of its one remaining Company-owned restaurant and equipment during the three months ended December 31, 1998.

General and administrative expenses decreased $45,500 (21.7%) to $164,700 during the three months ended December 31, 1998 as compared to the three months ended December 31, 1997 due primarily to an overall reduction in administrative and management expenses.

Interest expense increased $9,500 (365.4%) to $12,100 for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997 due to an increase in the Company's long-term debt.

Company-owned Restaurant Operations.

Company-owned restaurant revenues decreased $359,700 or 91.6% during the three months ended December 31, 1998 as compared to the same period in 1997. The Company owned four operating restaurants and the Sandwich Express bakery during the three months ended December 31, 1997 as compared to only one Company-owned restaurant during one of the three months ended December 31, 1998.

Due to the decrease in sales volume, gross profit decreased $245,800 (91.9%) for the three months ended December 31, 1998 as compared to the same period in 1997. Gross profit as a percentage of sales decreased by 2.7% from 68.1% to 65.4% for the three months ended December 31, 1998. This decrease was due to an increase in food costs.

Company-owned restaurant costs and expenses decreased $283,700 or 90.8% during the three months ended December 31, 1998 as compared to the same period in 1997 as a result of the sales of four Company-owned restaurants and the closure of the Sandwich Express bakery during the year ended June 30, 1998.


President's Comments:

The Company reported a small profit of $6,000 for the second quarter but, more importantly, the Company continued to reduce its total liabilities.

The Company sold its last Company-owned restaurant in order to allow the Company to focus on growth and franchise sales. The Company has also started development of its new prototype restaurant which will be introduced by the end of the fiscal year.

Management believes that the third quarter should show a profit due to the continued reduction in total debt and corporate overhead expenses.

The entire management team is very optimistic about the Company's long-term future, both in profitability and growth.



CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

During the current fiscal year, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs and conversions to new programs. The Company is also communicating with franchisees, vendors and others with which it conducts business to help them identify and resolve the 2000 issue.

The total cost associated with the required modifications and conversions is not expected to be material to the Company's consolidated results of operations and financial position and is being expensed as incurred.

If necessary modifications and conversions by the Company and those with which it conducts business are completed in a timely manner, the year 2000 issue is not expected by management of the Company to have a material adverse effect on the Company's consolidated results of operations and financial position.

Certain statements in this report may be forward-looking in nature or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Form 10-Q relate to the Company's Year 2000 compliance efforts, including expectations about compliance timetables and costs.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None




                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities and Use of Proceeds - None

Item 3.           Defaults Upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security
                  Holders - None

Item 5.           Other Information - None

Item 6.           Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Granada Hills, State of California on February 11, 1999.


N. U. PIZZA HOLDING CORPORATION


By: /s/
    -------------------------------
    Dan Rouse
    President



Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/                                      Dated: 2/11/98
-------------------------------                -------------------------------
Dan Rouse
Director and President



/s/                                      Dated: 2/11/98
-------------------------------                -------------------------------
Deborah Murphy
Director, Vice President and
Secretary



/s/                                      Dated: 2/11/98
-------------------------------                -------------------------------
Jane Yennie
Treasurer and Controller



/s/                                      Dated: 2/11/98
-------------------------------                -------------------------------
Michael L. Lorella
Director