Form 10-K
period 1999-06-30
N U PIZZA HOLDING CORP
filed 1999-10-12
CIK 879124

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                      For the fiscal year ended June 30, 1999

                                          OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 0-19522

                           N. U. Pizza Holding Corporation
                           -------------------------------
                (Exact name of registrant as specified in its charter)

                  Nevada                         95-3656327
     -------------------------------         -------------------
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)         Identification No.)


     16800 Devonshire Street, Suite 305  Granada Hills, CA       91344
     -----------------------------------------------------       -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of shares of the voting stock held by non-affiliates of the Company, based on the bid price of such stock on the Over-The-Counter electronic bulletin board on October 1, 1999 was $1,788,913.

The number of shares of Common Stock outstanding as of October 1, 1999 was 49,164,008.

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

N. U. Pizza Holding Corporation owns a wholly-owned subsidiary, Numero Uno Franchise Corporation, which was incorporated in 1975 to franchise a chain of restaurants known as Numero Uno Pizzeria. On July 15, 1998, Numero Uno Franchise Corporation assigned all of its assets, including franchise agreements then in effect, and certain trademarks to N. U. Pizza Holding Corporation in exchange for N. U. Pizza Holding Corporation's assumption of specific liabilities of Numero Uno Franchise Corporation. In January 1999, the officers and directors of Numero Uno Franchise Corporation resigned. Numero Uno Franchise Corporation is currently inactive. N. U. Pizza Holding Corporation is managing the Company's franchising operations.

The Company has developed a unique system for producing and merchandising distinctive, high quality Sicilian style, deep-dish pizza, sandwiches and other Italian food products. There are two types of Numero Uno establishments: (1) full service Numero Uno Pizzeria Restaurants which offer server-assisted, sit down, dining room service, with takeout and delivery service as an ancillary feature of its business, and (2) Numero Uno Pizzeria establishments which provide only limited dine-in service and which feature takeout and delivery services.

N. U. Pizza Holding Corporation maintains centralized franchising, buying, personnel, systems, pricing, advertising, merchandising and accounting functions at its principal executive offices. Most of the Company's business is currently done in Southern California.

Formaggi Inc., which is a wholly-owned subsidiary of N. U. Pizza Holding Corporation, franchised the "Oregon's Original Sandwich Express and Bakery" concept and a new dual concept known as "Formaggi Pizza/Sandwich Express." Both concepts featured limited dine-in service and provided takeout, delivery, and, in some instances, drive-through services. All of Formaggi Inc.'s business was conducted in Oregon. During the years ended June 30, 1999 and 1998, all of the Oregon's Original Sandwich Express and Bakery and Formaggi

Pizza/Sandwich Express restaurants were closed and Formaggi Inc. ceased all franchising operations. At June 30, 1999, Formaggi, Inc. wrote off its remaining unamortized intangible assets.

Pursuant to a stock purchase agreement (the "Agreement") dated February 1, 1994, as amended, Woodbury, Inc., an affiliate, acquired all of the issued and outstanding shares of common stock of N. U. Pizza Holding Corporation. The agreement was approved by the respective directors of both companies and the transaction was formally closed on April 19, 1994. The consideration paid to the shareholders for the acquisition of N. U. Pizza Holding Corporation was 80,000 shares of Woodbury, Inc.'s convertible preferred stock. Upon formalization of the acquisition of N. U. Pizza Holding Corporation by Woodbury, Inc., the directors of N. U. Pizza Holding Corporation and Woodbury, Inc. approved the merger of Woodbury, Inc. into its newly acquired subsidiary, N. U. Pizza Holding Corporation. The stockholder of Woodbury, Inc. received one share of common stock of N. U. Pizza Holding Corporation for each share of Woodbury, Inc. common stock that he owned. N. U. Pizza Holding Corporation has amended its articles of incorporation to provide for capitalization similar to that of Woodbury, Inc., including the authorization of convertible preferred stock. The merger of Woodbury, Inc. and its wholly-owned subsidiary did not require Woodbury, Inc. shareholder action. Ronald J. Gelet, who was the sole officer and director of the Company prior to the merger remained in his capacity as president and director until he resigned on January 1, 1999.

On January 7, 1997, N. U. Pizza Holding Corporation consummated an asset purchase agreement whereby it bought certain intangible assets from the DAS Group, Inc., the owner of a bakery and the franchisor of Original Sandwich Express Restaurants for consideration of $200,000 in cash. Upon the closing of the agreement, N. U. Pizza Holding Corporation contributed the $200,000 of intangible assets it purchased from the DAS Group, Inc., to Formaggi Inc. in exchange for 2,000,000 shares of Formaggi Inc.'s common stock. As discussed above, the unamortized balance of the intangible assets of $155,000 was written off by Formaggi, Inc. at June 30, 1999. Currently, there are no other shareholders of Formaggi Inc.

THE COMPANY'S PRODUCTS

The distinguishing characteristics of the Numero Uno system include, but are not limited to, a unique and readily recognizable design, color scheme and layout for the premises where such business is conducted; distinctive furnishings; specialized paper products; signs and advertising; and distinctive trade names, service marks and other identifying marks, designs, logos and commercial symbols including, without limitation, "Numero Uno Pizzeria,", "Numero Uno Takeout and Delivery," "One Bite and We Gotcha" and "Pizza, Pasta and More." In addition, the Company and its former president have created and perfected unique and distinctive methods for preparing, serving and merchandising Sicilian-style, deep dish pizza, sandwiches and other related Italian food products including the use of specially prepared ingredients and secret recipes which the Company and its former president originated.

Pizza is clearly the most important product in the Company's line. Deep dish, Sicilian-style is the most popular product and New York-style, thin crust pizza is second in demand.

As of June 30, 1999 there were 38 franchised restaurants in the Numero Uno system featuring dine-in facilities as well as takeout and delivery services.

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

The franchise terms granted to each franchisee are subject to terms and conditions of the then applicable franchise agreement. Over the past twenty-five years, the franchise licenses have been modified so that the terms of the franchise agreements range from ten to twenty years; initial franchise fees range from $6,000 to $25,000 and monthly royalty fees are the higher of $1,200 or 5% of net franchise revenues. Advertising fees are the higher of $800 per month or 3% of net franchise revenues. Typically, the franchise agreements provide for either a protected or exclusive delivery territory.

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

There are currently five international development agreements in effect: China; South Korea; Indonesia; Lebanon and the United Arab Emirates; and the Philippines. Currently, there are nine international units opened and operating.

COMPANY-OWNED RESTAURANTS

During the year ended June 30, 1999, the Company was forced to take back and operate two previously sold restaurant locations because the Company remained obligated as lesee on the restaurant location and honored its commitments. At June 30, 1999, however, all Company-owned restaurants were either sold or closed. The Company has decided to concentrate its growth and effort in the domestic franchising and joint venturing of the Numero Uno concept through dual concept restaurants - pizza and sandwiches, smaller express restaurants and licensed, branded restaurants and no additional wholly-owned Company operations are expected to be added.

MERCHANDISE, SUPPLIERS AND DISTRIBUTORS

There are numerous products and recipes in the Numero Uno system that are proprietary in nature. These items have either been developed by the Company or by others for exclusive use with the Numero Uno system. Whenever possible, license agreements are entered into with outside vendors to prepare these products for ultimate distribution exclusively to Numero Uno restaurants. This is to ensure that the highest level of quality is maintained and that there is consistency throughout the chain. Proprietary items include, but are not limited to the following items: tomato sauce, meat sauce, alfredo sauce, soup, garlic sauce and recipes for dough, lasagna and meatballs. Two dough recipes are the most important products in the Numero Uno system. Both dough recipes were developed by the Company's founder and former president, Ronald J. Gelet, and are directly responsible for the uniqueness of the respective pizza products. The formula and ownership of the recipes belong to Mr. Gelet. The Company, pursuant to a licensing agreement, which is currently being renegotiated, has the exclusive right to the use and distribution of the formula and recipe. Mr. Gelet receives a royalty based on total pounds of dough sold through an exclusivity agreement with the Company.

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

To further ensure high standards of quality and consistency throughout the Numero Uno chain, there are many additional items which are set forth in the operations manual as mandatory for use in Numero Uno restaurants. Mandatory items, unlike proprietary items, are items that are not exclusively produced for the Numero Uno system but are brand items or items that are identified by Numero Uno as having specific quality or nature. These items include, but are not limited to the following: pepperoni, bulk Italian sausage, pasta products, tomatoes, canned sauces, spices, seasonings, grades of vegetables, salad bar items and percent of leanness in meat products.

EMPLOYEES

The Company currently has four "nonunion" employees. This does not include personnel that are employed by the Company's franchisees. Management believes that its employee relations are generally good.

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

The Company's major national competitors include Pizza Hut, Dominos and Little Caesar's. Regional competitors include Shakey's and Round Table Pizza. There is also significant independent competition which currently accounts for more than 50% of the pizza market in Southern California.

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


ITEM 2.   PROPERTIES

RESTAURANTS

In many instances, the Company has signed or guaranteed leases for restaurants operated by franchisees. The leases for the restaurant premises vary as to their terms, rental provisions, expiration dates and the existence of renewal options. The number of years remaining on the leased locations range from approximately six months to six years. The termination of any of the leases due to expire within the next two years (without renewal options) would not have a material adverse effect on the operations of the Company. Most of the leases provide for a fixed minimum rent and some have provisions for additional rent based on a percentage of the total sales in excess of certain amounts. Many leases also provide that the Company shall pay all, or a portion of, the real estate taxes, insurance charges and maintenance expenses related to the leased premises.

The Company has historically acquired locations for Company-owned restaurants through a variety of methods including direct leases, assignments of subleases of existing facilities and build-to-suit leases. In many cases, the Company is able to lease or sublease existing buildings that have previously been used for restaurants. In connection with the opening of new restaurants, the Company has historically made capital improvements and incurred expenses of approximately $300,000 to $400,000 per restaurant. These costs consisted of leasehold improvements, inventory, fixtures, equipment, furniture, signs, pre-opening costs and, in some cases, lease acquisition costs.

Historically, Company-owned restaurants were either located in or adjacent to shopping centers of varying sizes and had adjacent parking facilities or were freestanding with parking that was specific to the location. Restaurants generally operated from 11:00 a.m. to 9:00 p.m., Sunday through Thursday, and 11:00 a.m. to 11:00 p.m. on Friday and Saturday. Particular location schedules varied slightly.

CORPORATE OFFICE

The Company relocated its corporate offices during the year ended June 30, 1997 and currently leases space located at 16800 Devonshire Street, Suite 305, Granada Hills, California. The space is approximately 2,000 square feet and there are approximately nine months remaining on the lease.


ITEM 3.   LEGAL PROCEEDINGS

PENDING

1. VENTURA TAFT VS. N. U. PIZZA HOLDING CORPORATION, VAN NUYS SUPERIOR COURT CASE NO. LC042907. During the year ended June 30, 1999, an action was filed for breach of contract against the Company, as lessee, by a landlord of a leased restaurant location that the Company subleased to a franchisee who subsequently vacated the premises. The plaintiff is claiming damages of $80,000. The Company had reached a tentative settlement of $65,000 with the plaintiff which is being renegotiated by the parties. Management was confident that settlement of the matter will not be materially different than $65,000 which has been recorded in accrued litigation settlements at June 30, 1999.

2. JASVIR SINGH BASI AKA DAVID BASI, RAVINDER K. BASI AKA LINDA BASI, AND BASI FOOD COMPANY, INC. VS. RONALD J. GELET, NUMERO UNO FRANCHISE CORPORATION, NUMERO UNO, INC., GREGORY GOLEM AND DOES 1 THROUGH 100, INCLUSIVE, Superior Court of the State of California for the County of Los Angeles, Case No. LC023294. In October 1985, the Company entered into a franchise agreement with Jasvir Singh Basi and Ravinder Kaur Basi for a full service restaurant located in Winnetka, California. In or about June 1993, a dispute arose between the Basis and the Company relating to the nature of the Basis' delivery rights and the geographic territory originally allocated to them. Pursuant to the franchise agreement, the Basis' right to delivery into the originally allocated area was non-exclusive and, upon the occurrence of certain conditions was subject to termination followed by renegotiation of an alternate delivery area with a new one. The Basis denied that they had agreed to a replacement delivery area and, further alleged that, by separate agreement, their delivery area was expressly agreed to. The Basis responded with a cross- complaint which sought compensatory and punitive damages and other relief based on claims of breach of contract, breach of covenant of good faith and fair dealing, intentional interference with prospective advantage, intentional infliction of emotional distress and violations of the Racketeer Influenced and Corrupt Organizations Act ("R.I.C.O."). The Company filed a demurrer to the cross complaint and the Basis filed a first amended cross complaint in January 1994. On September 27, 1994, the parties settled the lawsuit. The Company agreed to a royalty abatement which commenced on October 1, 1994 and continues for five years thereafter. The Company also agreed to a one-time waiver of the transfer fee should the franchisee decide to sell its franchise. In addition, the parties established the boundaries of the franchisee's geographic territory and delivery rights.

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

The plaintiff and the Company agreed to arbitrate their claims. The plaintiff filed a claim against the Company and its former president for fraud, intentional infliction of emotional distress and breach of fiduciary duty in the amount of $418,000. The Company filed a cross claim against the plaintiff for breach of contract and trademark infringement for $100,000. The Company is also seeking indemnification for rents and utilities paid on behalf of the plaintiff and damages for trademark infringement and unfair competition claims in the amount of $7,000.

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

3.   JANET TSENG-LAW AND RONALD E. LAW VS. NUMERO UNO FRANCHISE CORPORATION, N.
U. PIZZA HOLDING CORPORATION AND NUMERO UNO TAKEOUT AND DELIVERY, INC., Whittier Municipal Court Case No. 95C03094. This is an action for breach of contract for failure of Numero Uno Takeout and Delivery, Inc. to make payments on a promissory note. The plaintiffs are seeking $12,604. The action was filed on September 28, 1995 and an answer was filed on behalf of Numero Uno Franchise Corporation and N. U. Pizza Holding Corporation on December 6, 1995. The Company subsequently made a settlement offer to the plaintiffs but the plaintiffs' counsel has not pursued settlement. Currently, the case is dormant. The Company believes the matter will eventually be settled for no more than the balance due on the original promissory note.

4. MICHAEL MCDONNELL AND SANDRA MCDONNELL VS. N.U. PIZZA HOLDING CORPORATION, NUMERO UNO FRANCHISE CORPORATION, DAN ROUSE, ET AL., in the Circuit Court of the State of Oregon for the County of Marion, Case No. 97C13097. During the year ended June 30, 1999, an action was filed against the Company in the State of Oregon for breach of contract, violation of The Franchise Act and fraud. The plaintiff is seeking $100,000 plus attorney's fees. At June 30, 1999, the plaintiff was not moving forward with the case and is presently in bankruptcy. The Company intends to file a motion for summary judgment, and management believes that the Company will ultimately prevail at trial should a summary judgment not be granted.

SETTLED

5.   SALEEM BAAKZA VS. RONALD J. GELET, NUMERO UNO FRANCHISE CORPORATION AND N.
U. PIZZA HOLDING CORPORATION, Superior Court of the State of California, County of Ventura Case No. SC021983. During the year ended June 30, 1996, the Company purchased a restaurant in exchange for shares of its common stock. The seller (plaintiff) was unable to subsequently sell the Company's common stock at the value established by the parties in connection with the Company's acquisition of the restaurant.

During the year ended June 30, 1999, the plaintiff filed an action against the Company alleging breach of contract, fraud and various other causes of action. In May 1999, the parties resolved their differences by entering into a settlement agreement. Pursuant to the terms of the settlement agreement, the Company has agreed to pay the plaintiff a total sum of $158,500, consisting of two monthly payments of $29,250 which were made in May and June, 1999 and the balance of $100,000 in twenty-five monthly installments of $4,000 plus interest at 9% per annum. Pursuant to the settlement agreement, the Company made its initial $4,000 payment to the plaintiff on May 1, 1999 and is scheduled to resume monthly payments on August 1, 1999. All unpaid principal and interest is expected to be repaid in installments by the Company by November 1, 2001.

6. FEIRING VS. N. U. PIZZA HOLDING CORPORATION, NUMERO UNO FRANCHISE CORPORATION, RON GILLETTE, DAN ROUSE, ET AL., in the Circuit Court of the State of Oregon for the County of Polk, Case No. 97P1233. During the year ended June 30, 1999, an action was filed against the Company in the Circuit Court of the State of Oregon alleging breach of contract, violation of The Franchise Act and fraud. The plaintiff sued for $100,000 plus attorney's fees. The Company settled the matter for $15,000 which has been recorded in accrued litigation settlements at June 30, 1999.

7.   FILET MENU, INC. VS. NUMERO UNO, INC., GELET ENTERPRISES, INC. AND RONALD
J. GELET, Los Angeles Superior Court Case No. DC114313. This is an action filed on October 12, 1994 against the Company for breach of a settlement agreement. This matter arose out of the settlement of a previously filed lawsuit filed by the plaintiff against the Company in 1987. As part of that settlement agreement, the Company entered into a written agreement with the plaintiff for the purchase and payment of merchandise. The plaintiff alleged that the Company breached that agreement by failing to purchase all the required items and also failed to pay for some items which were delivered under the settlement agreement. The Company contended that Filet Menu breached the settlement agreement. The Company answered the complaint and the Superior Court referred the matter to the Joint Association Settlement Program. After a settlement conference was held, the parties settled the matter. As part of the second settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,167 for a period of ten years commencing on June 15, 1996 and to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno restaurants for a period of five years. Subsequently, Numero Uno Franchise Corporation filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that Filet Menu violated the terms of the second settlement agreement. In November 1996, the parties entered into a new third settlement agreement which superseded both previous agreements referenced above. This final settlement agreement required the Company to pay the supplier a total of $238,000 consisting of immediate cash payment of $101,000, subsequent installment payments totaling $37,000 plus interest of 8% on or before November 1, 1998 and $100,000 (reduced by the plaintiff to $75,000 during the year ended June 30, 1998) payable in sixty monthly installments of $1,250.

8. NUMERO UNO FRANCHISE CORPORATION VS. THOMAS CHAN, ANITA CHAN, DANNY KONG AND JUDY KONG AND DOES 1 THROUGH 10, INCLUSIVE, Los Angeles Superior Court Case No. BC109959. This matter arose out of the breach of a sublease by an assignee of the Defendants. On or about January 29, 1982, Defendants subleased premises from the Company and on or about March 20, 1992, Defendants assigned their right, title and interest to the sublease to other assignees. The assignment specifically stated that it "shall not release the originally named sublessees from liability for the continued performance on the terms and provisions on the part of the sublessee to keep informed." Commencing on or about January 1, 1994, the new sublessees failed and continued to fail to pay rent to the lessor or to the Company.

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

9. MAURICE PACK VS. MISSION GORGE PIZZA, INC., NUMERO UNO FRANCHISE CORPORATION AND N. U. PIZZA HOLDING CORPORATION, Los Angeles Superior Court Case No. LC033111. This was a complaint filed on July 21, 1995 for $50,943 due on a promissory note and guarantees. The Company guaranteed a franchisee's note payments. The franchisee defaulted on payments under the promissory note due to the plaintiff beginning in April 1995 and continuing thereafter. A status conference had been set for May 17, 1996 but was taken off the calendar when the parties settled the matter. The Company agreed to pay the plaintiff $56,723 in monthly installments which were paid in full during the year ended June 30, 1999.

10. ROBERT AND FRANCES CLAYTON VS. NUMERO UNO TAKEOUT AND DELIVERY, INC., GELET ENTERPRISES, INC., NUMERO UNO FRANCHISE CORPORATION, RONALD J. GELET, GREGORY R. GOLEM AND BRADLEY HARRINGTON, Orange County Superior Court Case No. 749134.
This action for breach of lease was filed June 26, 1995 by the landlord of premises leased by Numero Uno Takeout and Delivery in Huntington Beach, California. In March 1995, Numero Uno Takeout and Delivery vacated the premises. The plaintiffs sought rent in the amount of $20,512 and other amounts for damages according to proof. The Company contended that Numero Uno Takeout and Delivery was a defunct entity and there was no contractual liability on behalf of the Company and other named defendants. Defendants Gelet Enterprises, Inc., Numero Uno Franchise Corporation, Ronald J. Gelet and Gregory R. Golem answered the complaint on August 16, 1995. After some discovery, the Court assigned the case to non binding arbitration. An arbitration hearing was held on June 20, 1996 and the arbitrator awarded the plaintiffs $31,781. Numero Uno Franchise Corporation did not agree with the award and filed a Request For Trial De Novo with the Court and a court date was set for October 28, 1996. Prior to trial, the parties entered into a settlement agreement which provides for a stipulation for judgment should the Company fail to pay installments pursuant to the terms of the settlement agreement. The Company agreed to pay $16,500 plus interest in monthly installments which were paid in full during the year ended June 30, 1998.

11. KONSTANTIN GONTMAHER VS. NUMERO UNO, INC., ET AL., Los Angeles Superior Court Case No. BC013580. This matter was filed on November 14, 1994 alleging breach of contract and various other causes of action against the Company. The plaintiff was a franchisee of the Numero Uno restaurant location in Northridge, California. The Company filed a demurrer and motion to strike. The demurrer was sustained in the third through tenth causes of action with the plaintiff given twenty days to amend the complaint. The plaintiff did not amend and the case was on the verge of being dismissed when the plaintiff obtained new counsel and filed a Motion for Leave to file a First Amended Complaint for amounts owing on a note under the franchise agreement. At the same time, the Company filed a motion for Leave to File a Cross-complaint. Both motions were granted by the Court on May 17, 1996 and the trial was eventually set for March 10, 1997.
Prior to trial, the parties settled the matter with the plaintiff agreeing to pay the Company $30,000.

12. DOLAN CONSTRUCTION COMPANY, INC. VS. NUMERO UNO FRANCHISE CORPORATION, Orange County Municipal Court Case No. 300623. This was an action filed for breach of contract and foreclosure of mechanics liens filed on September 22, 1995. The dispute centered around a parcel of real property located in Santa Ana, California for which the Company contracted with the plaintiff to perform improvements. The plaintiff sought $15,764 as the outstanding balance owed on the contract. The Company responded to the complaint on October 31, 1995. After some discovery, a Trial Setting Conference was set for April 25, 1996 but was taken off the calendar when the matter was settled. The Company agreed to pay the plaintiffs $15,129 at the rate of $500 per month which was paid in full during the year ended June 30, 1997.

13. CENTURY ENTERTAINMENT CENTER, L.P. VS. NUMERO UNO FRANCHISE CORPORATION, Los Angeles Superior Court Case No. BC138386. This was an action filed on November 2, 1995 for unlawful detainer for one of the Numero Uno restaurant locations. The landlord was seeking approximately $58,000 in past due rent. A Status Conference was held on December 1, 1995 and a trial date was set for December 18, 1995. Numero Uno Franchise Corporation made a motion to continue the trial date which was granted and then after several more continuances the plaintiffs and Numero Uno Franchise Corporation entered into a stipulation to continue the trial date. The matter was settled with the Company paying the landlord $30,000 and entering into a new lease for the premises. Upon payment in full, the plaintiff dismissed the action.

14. BRIAN MOORE AND LINDA MOORE VS. NUMERO UNO FRANCHISE CORPORATION AND N. U. PIZZA HOLDING CORPORATION, Orange County Superior Court Case No. 752894. This action was filed on September 18, 1995 for breach of a promissory note and security agreement made by the Company to Brilinca Corporation. The plaintiffs, Brian and Linda Moore are the assignees of Brilinca Corporation. The Moores alleged that the Company defaulted on amounts owing to them of $77,917. In addition to Numero Uno Franchise Corporation, the plaintiffs have sued N. U. Pizza Holding Corporation as guarantor of Numero Uno Franchise Corporation's obligations. A tentative settlement was reached with the Moores' attorney but the Moores did not agree with the terms. Because the parties were in settlement negotiations, the Court took the hearing on the Right to Attach Order and the Settlement Conference off the calendar. The Settlement Conference, however, was held on June 28, 1996. The parties were unable to settle the matter and a trial date was scheduled for October 16, 1996. Prior to the trial date, the parties settled the matter with the Company agreeing to pay approximately $54,500 plus interest at 10% per annum in monthly installments which were paid in full during the year ended June 30, 1999.

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

The following table shows the range of high and low bid quotations of the Company's common stock as traded in the over- the-counter market:

                     Year Ended        Year Ended        Year Ended
                   June 30, 1999      June 30, 1998     June 30, 1997
                   -------------      -------------     -------------
Fiscal Period     High Bid Low Bid  High Bid Low Bid  High Bid Low Bid
-------------     -------- -------  -------- -------  -------- -------
First Quarter       0.06    0.00      0.08    0.05      0.31    0.13
Second Quarter      0.00    0.00      0.08    0.04      0.18    0.08
Third Quarter       0.04    0.00      0.08    0.04      0.18    0.11
Fourth Quarter      0.06    0.00      0.06    0.02      0.16    0.07


The above quotations were reported by the National Daily Quotation Service and were furnished by the National Quotation Bureau, Inc. The quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were or could have been effected.

HOLDERS

As of October 1, 1999, the total number of shareholders was 525.

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

Dividends in arrears at June 30, 1999 totaled $5,400.

ITEM 6.   SELECTED FINANCIAL DATA


                      Year Ended   Year Ended   Year Ended  Year Ended   Year Ended
                        June 30,     June 30,     June 30,     June 30,     June 30,
                         1999         1998         1997         1996         1995
                     -----------  -----------  -----------  -----------  -----------
Franchise Revenue    $   729,600  $ 1,443,800  $ 1,449,600  $ 1,144,800  $   743,100

Franchise Operating
 (Loss) Income       $(1,964,900) $   (96,600) $   199,100  $(1,133,900) $(2,055,500)

Company-owned
 Restaurant Sales    $   192,700  $ 1,109,800  $ 1,708,200  $   483,200  $ 3,460,000

Company-owned
 Restaurant Loss     $   (26,500) $  (249,200) $  (114,600) $ (137,500)  $(1,022,500)

Net (Loss) Income    $(1,993,100) $  (348,300) $    82,900  $(1,273,800) $(2,923,500)

Net (Loss) Income
 per Common Share -
 Basic and Diluted   $      (.05) $      (.01) $        -   $      (.08) $      (.29)

Weighted Average
 Number of Shares
 Outstanding -
 Basic and Diluted    40,436,879   31,522,570   30,846,616   15,420,508   10,203,653

Cash Dividends per
 Common Share               None         None         None         None         None

Total Assets         $   906,600  $ 1,911,100  $ 2,439,600  $ 2,880,300  $ 2,168,800

Long-term
 Obligations         $   237,800  $   124,000  $   320,900  $   783,800  $   241,600

Stockholders'
 (Deficit) Equity    $  (575,900) $   854,900  $ 1,068,200  $   555,300  $  (160,100)

Working Capital
 Deficiency          $  (769,500) $  (577,200) $  (459,300) $  (579,100) $(1,396,800)

Current Ratio                .37          .33          .52          .58          .26

Number of Franchised
 Restaurants                  38           53           57           51           44

Number of Company-
 owned Restaurants
 Including the Bakery
 (1997)                        0            1            5            4            6


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying consolidated financial statements, including the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company has an accumulated deficit of $6,818,800 and a working capital deficit of $769,500. There has been a minimal return on assets.

During the year ended June 30, 1999, the Company incurred a net loss of $172,100 before fourth quarter adjustments to increase the allowance for possible losses on franchisee notes receivable, to write off uncollectible subscription notes receivable, to write off the unrecoverable carrying amount of investments in affiliated corporations and to record accrued litigation settlements. After these adjustments, the Company's net loss increased $1,821,000 to $1,993,100.

For the years ended June 30, 1999, 1998 and 1997, the Company's business generated negative or minimal cash flows from operations. At June 30, 1997, the Company operated four Company-owned restaurants resulting in negative cash flows and operating losses. This trend has continued during the years ended June 30, 1998 and 1999 as the Company was in the process of closing and selling and/or exchanging Company-owned restaurants. At June 30, 1999, there were no Company-owned restaurants.

The Company's franchise operations lost $1,964,900 in the current year which includes litigation settlement costs of $238,500, losses on investments in affiliated corporations of $473,500, impairment loss on intangible assets of $155,000 and bad debt expense of $954,000. Principal payments on long-term debt of approximately $168,000 and additional advances to affiliated corporations of approximately $42,400 also reduced the Company's cash resources.

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

Despite continued operating losses and drains on cash flow, in management's opinion, the Company's ability to continue as a going concern has improved for the following reasons:

The Company plans to raise additional cash through offerings of its common stock which is needed to substantially reduce the Company's liabilities and improve the Company's overall financial position.

The Company is continuing to reduce its operating costs primarily as a result of staff reductions, fewer lease commitments and the settlement of significant lawsuits during the year ended June 30, 1999. The amount of cash required to support its operations has been substantially reduced as the Company owned no restaurants at June 30, 1999.

The Company has invested in and advanced affiliated corporations approximately $533,000 during the years ended June 30, 1999, 1998 and 1997. This has had a substantial negative impact on the Company's cash flow as it has been unable to recoup these investments. The Company plans to reduce future investments in these affiliated corporations and is now concentrating its efforts on potentially franchising or joint venturing smaller restaurants. Smaller restaurants will require less cash outlay to open, have lower operating costs and should be profitable.

The Company is reevaluating its existing product lines and intends to keep only those menu items which have been historically profitable. Many existing items will be dropped from the Company's current menu and will be replaced with new products. The Company will also lower its prices and offer larger sizes of its products.

The Company is also expanding its marketing approach and is developing Internet delivery zones. The Company is attempting to generate significantly higher sales at a low cost and is currently contracting with independent pizza parlors to direct orders received from customers on the Internet to the nearest location for a fee.

Subsequent to June 30, 1999, the Company entered into agreements with two consultants whereby the consultants will assist the Company with the expansion of its operations by identifying, evaluating and structuring acquisitions of
other companies.   The consultants will also provide ongoing consulting services in the areas of management, strategic planning, corporate financing and marketing in connection with the Company's line of business.

During the year ended June 30, 1999, the Company received principal payments on notes receivable from franchisees of $132,900. The Company also continued to reduce its liabilities by the payment of obligations from this source of cash flow.

The Company's cash outflow for capital expenditures was only $1,100 and $10,000, respectively, for the years ended June 30, 1999 and 1998. This reduction in capital expenditures is also due to the disposition of Company-owned restaurants in recent years. Property and equipment of $573,900 and $310,000, respectively, were sold during the years ended June 30, 1998 and 1997 in exchange for notes receivable.

The Company has continued to make required principal payments on its long-term debt requirements. During the year ended June 30, 1999, principal payments on long-term debt totaled $167,900 compared to $199,100 for the year ended June 30, 1998.

Collections on notes receivable totaled $137,300 for the year ended June 30, 1999. The Company borrowed $267,900 from its former president, accrued additional obligations to him of $90,000 and repaid $106,000 of his borrowings in cash and $160,300 of his borrowings through a stock issuance during the year ended June 30, 1999.

OPERATING ACTIVITIES

Accounts receivable have increased $7,000 to $54,000 at June 30, 1999. Franchisees made payments of $73,000 and previously reserved accounts receivable of $66,000 were written off during the year ended June 30, 1999.

Inventories decreased $3,600 and there is no inventory on hand at June 30, 1999 as the Company-owned restaurant at June 30, 1998 was sold during the year ended June 30, 1999.

Prepaid expenses decreased $7,400 to $15,700 at June 30, 1999 due primarily to the expiration of prepaid advertising, consulting, insurance and rent in connection with the disposition of the Company-owned restaurant during the year ended June 30, 1999.

Deposits decreased $1,600 to $22,900 at June 30, 1999 due to the sale of the Company-owned restaurant during the year ended June 30, 1999.

Accounts payable and accrued expenses increased $120,200 to $350,500 at June 30, 1999. This was due primarily to the Company's limited ability to generate cash flow to pay its obligations.

Deferred franchise fee income of $44,000 was realized during the year ended June 30, 1999.

Accrued franchise advertising payable increased $22,800 to $52,400 at June 30, 1999. Correspondingly, restricted cash and franchisee advertising receivable have also increased $22,800 to $16,800 and $35,600, respectively, at June 30, 1999.

INVESTING ACTIVITIES

Advances of $42,400 were made to affiliated corporations during the year ended June 30, 1999.

Notes receivable - franchisees and notes receivable from related parties decreased $423,300 to $650,300 at June 30, 1999. The

Company received a $200,000 note in connection with the sale of a Company-owned restaurant, collected $137,300 of principal payments on outstanding amounts due and wrote off reserved notes receivable of $486,000 during the year ended June 30, 1999.

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

During the year ended June 30, 1999, after having contributed an additional $46,200 in cash and $165,100 in restaurant equipment to the affiliated corporations, the Company's management determined that the carrying value of its investments in affiliated corporations, which totaled $473,500, was not recoverable due to certain factors that now exist regarding the investees' poor financial condition and the industry in which they operate. Accordingly, the Company wrote off the entire carrying value of the investments.

Net intangible assets decreased $170,000 to $8,300 at June 30, 1999 due to normal amortization of $15,000 and the write off of $155,000, the unamortized balance of the "Oregon's Original Sandwich Express and Bakery" intangible assets purchased from the DAS Group, Inc. during the year ended June 30, 1997.

Net leasehold improvements and property and equipment decreased $214,400 at June 30, 1999. The decrease is due to depreciation and amortization of $15,700, the sale of equipment and leasehold improvements with net book values totaling $199,800 and purchases of new equipment of $1,100.

FINANCING ACTIVITIES

Long-term debt increased $62,200 to $329,000 due to the lease of restaurant equipment of $165,100 (subsequently contributed to an affiliated corporation). This increase was offset by principal payments on long-term debt of $102,900.

Litigation settlements increased $173,500 to $241,300. Accrued settlements of $238,500 were offset by payments of $65,000 during the year ended June 30, 1999.

Loans payable to related parties increased $91,800 to $486,600 at June 30, 1999. During the year ended June 30, 1999, the Company borrowed $267,900 from its former president, accrued additional obligations to him of $90,000 and repaid $106,000 of his borrowings in cash and $160,300 of his borrowings through a stock issuance.

Common stock and additional paid-in capital increased $16,300 and $144,000 to $48,400 and $6,182,100, respectively, at June 30, 1999. The Company issued 16,025,000 shares of common stock at $.01 per share as payment on amounts due to its former president.

The Company also wrote off $402,000 of uncollectible stock subscription notes receivable.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1999 AS COMPARED TO THE YEAR ENDED JUNE 30, 1998

FRANCHISE OPERATIONS

Initial franchise fees increased $11,000 to $60,000 (22.4%) as compared to $49,000 for the year ended June 30, 1998. The Company recognized $44,000 of previously deferred franchise fees and received $16,000 of transfer fees on franchises that were sold during the year ended June 30, 1999. No new international development agreements were made during the year ended June 30, 1999.

For the year ended June 30, 1999, the Company earned royalty income of $393,200, a decrease of $98,000 (20.0%) as compared to royalty income of $491,200 for the year ended June 30, 1998. This decrease is due primarily to a continued decline in system-wide sales and the closure of a total of seventeen Numero Uno and Sandwich Express franchises.

Rental income for the year ended June 30, 1999 decreased $48,800 (70.6%) to $20,300 as compared to $69,100 for the year ended June 30, 1998. This decrease is due to the continued increase in the number of franchisees paying their rent directly to the landlord instead of rents being passed through the Company as in prior years.

Interest income increased $4,000 (9.9%) to $44,500 for the year ended June 30, 1999 as compared to $40,500 for the year ended June 30, 1998. This increase is due to an increase in interest bearing notes receivable outstanding during the year ended June 30, 1999.

Rebate income decreased $14,600 (9.5%) to $139,700 for the year ended June 30, 1999 as compared to $154,300 for the year ended June

30, 1998. This decrease is due primarily to an overall decrease in system-wide sales for the year ended June 30, 1999.

Other income decreased $64,400 (48.4%) to $68,700 for the year ended June 30, 1999 as compared to $133,100 for the year ended June 30, 1998 primarily due to the receipt, during the year ended June 30, 1998, of a one-time payment of $83,000 from a vendor when the Company agreed to change its sole supplier of soft drink products.

The Company recognized $3,200 and $137,400 of forgiveness of debt income for the years ended June 30, 1999 and 1998, respectively, due to the write off of previously accrued accounts payable.

Rent expense decreased $15,300 (22.3%) to $53,400 for the year ended June 30, 1999 as compared to $68,700 for the year ended June 30, 1998. This decrease is due primarily to an increase in rents paid directly to the landlord by franchisees instead of rents being passed through the Company.

General and administrative expenses consist of corporate payroll and related benefits, insurance, professional fees, license fees and depreciation and amortization. These expenses decreased $123,400 (15.1%) to $694,400 for the year ended June 30, 1999 as compared to $817,800 for the year ended June 30, 1998. This decrease is due primarily to an overall reduction in administrative and management staff expenses.

Bad debt expense increased $617,100 (183.2%) to $954,000 for the year ended June 30, 1999 as compared to $336,900 for the year ended June 30, 1998. The Company
wrote off substantially more   uncollectible accounts receivable, notes
receivable - franchisees and subscription notes receivable than during the year ended June 30, 1998.

During the year ended June 30, 1999, the Company's consulting expense increased $63,800 (172.4%) to $67,500 as compared to $3,700 for the year ended June 30, 1998. In December 1998, the Company entered into a consulting agreement with its former president and agreed to pay fees of $10,000 per month resulting in the increase.

Interest expense increased by $8,800 (19.0%) to $55,100 for the year ended June 30, 1999 as compared to $46,300 for the year ended June 30, 1998 due to an increase in the amount of notes payable.

The Company recorded $238,500 of litigation settlements during the year ended June 30, 1999.

The Company recorded $267,000 of discounts on notes receivable to reduce the carrying value of noninterest bearing notes receivable to their fair value at June 30, 1998. An imputed interest rate of 8% was applied to the future cash flows of noninterest bearing notes receivable to determine the discount.

The Company recognized a $3,100 loss on the sale of restaurants and equipment during the year ended June 30, 1999 as compared to a $369,200 gain on the sales of restaurant equipment and leasehold improvements during the year ended June 30, 1998. A larger number of Company-owned restaurants were sold during the year ended June 30, 1998.

During the year ended June 30, 1999, the Company recorded a loss on investments in affiliated corporations of $473,500 when the Company determined that the carrying value of its investments was not recoverable due to certain factors that now exist regarding the investees' financial condition and the industry in which they operate.

During the year ended June 30, 1999, the $155,000 unamortized balance of the "Oregon's Original Sandwich Express and Bakery" intangible assets purchased from the DAS Group, Inc. during the year ended June 30, 1997, were written off.

COMPANY-OWNED RESTAURANT OPERATIONS

Company-owned restaurant revenues decreased $917,100 (82.6%) to $192,700 for the year ended June 30, 1999 as compared to $1,109,800 for the year ended June 30, 1998. The decrease was due to the sale and closure of the Company's restaurants during the year ended June 30, 1998. The Company, as lessee on the leases of two restaurant locations, was forced to take back and operate the restaurants during the year ended June 30, 1999 when the current franchisees failed to meet their obligations. At June 30, 1999, all Company-owned restaurants had been closed or sold.

As a result of restaurant disposals, gross profit decreased $611,000 (82.5%) from $740,700 for the year ended June 30, 1998 to $129,700 for the year ended June 30, 1999. Gross profit, as a percentage of sales increased insignificantly from 66.7% for the year ended June 30, 1998 to 67.3% for the year ended June 30, 1999.

Overall Company-owned restaurant expenses decreased $833,700 (84.2%) to $156,200 for the year ended June 30, 1999 compared to $989,900 for the year ended June 30, 1998 due to the dispositions of the Company-owned restaurants.

During the year ended June 30, 1999, the Company incurred a net loss of $1,993,100 as compared to a net loss of $348,300 for the year ended June 30, 1998. The increase in loss of $1,644,800 resulted from additional losses on interest bearing notes receivable and stock subscription notes receivable, litigation settlements and the write offs of Formaggi Inc.'s net assets and investments in affiliated corporations.

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

For the year ended June 30, 1998, the Company earned royalty income of $491,200, a decrease of $63,200 (11.4%) as compared to royalty income of $554,400 for the year ended June 30, 1997. This decrease was due primarily to a continued decline in system-wide sales and the closure of six franchises.

The overall decrease in royalty income was offset in part by royalties of $54,800 received from Sandwich Express franchisees during the year ended June 30, 1998.

Rental income for the year ended June 30, 1998 decreased $112,700 (62.0%) to $69,100 as compared to $181,800 for the year ended June 30, 1997. This decrease was due an increased number of franchisees paying their rent directly to the landlord instead of being passed through the Company as in prior years.

Interest income decreased $3,700 (8.4%) to $40,500 for the year ended June 30, 1998 as compared to $44,200 for the year ended June 30, 1997. This decrease was due primarily to fewer interest bearing notes receivable outstanding during the year ended June 30, 1998.

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

The Company recognized $369,200 of gain on the sales of restaurant equipment and leasehold improvements during the year ended June 30, 1998 as compared to $70,200 for the year ended June 30, 1997. A larger number of Company-owned restaurants were sold during the year ended June 30, 1998.

Rent expense decreased $169,700 (71.1%) to $68,700 for the year ended June 30, 1998 as compared to $238,400 for the year ended June 30, 1997. This decrease was due primarily to an increase in rents being paid directly to landlords by franchisees instead of being passed through the Company.

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

Bad debt expense increased $237,500 (238.9%) to $336,900 for the year ended June 30, 1998 as compared to $99,400 for the year ended June 30, 1997. The Company wrote off a substantial amount of franchisee accounts and notes receivable and stock subscription notes receivable during the year ended June 30, 1997.

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

Overall, Company-owned restaurant expenses decreased $279,400 (22.0%) to $989,900 for the year ended June 30, 1998 as compared to

$1,269,300 for the year ended June 30, 1997 due to the dispositions of the Company-owned restaurants and closure of the bakery.

During the year ended June 30, 1998, the Company incurred a net loss of $348,300 due to the imputation of $267,000 of discounts to noninterest bearing notes receivable from franchisees and an increase to the allowance for possible future losses on interest bearing notes receivable. During the year ended June 30, 1997, the Company reported net income of $82,900 as there was no discount expense in the year ended June 30, 1997 as the Company had only interest bearing notes receivable.

PRESIDENT'S COMMENTS

Since taking over as president on January 1, 1999, I have been working to position the Company for renewed growth.

I initially reviewed several transaction completed by the Company and determined that due to present circumstances, significant assets needed to be written off to properly reflect the Company's financial condition and enter the new millennium positively.

With the assistance of my management team, the Company has developed a comprehensive growth plan. It is anticipated that growth will occur through three vehicles: dual concept restaurants - pizza and sandwiches, smaller express restaurants that can potentially either be franchised or joint ventured and the development of licensed, branded restaurants. In the future, all new restaurants in California will be known as Numero Uno Magic Pizza, once the trademark for the name "Magic Pizza" has been licensed from its owner, the Company's former president. Numero Uno Magic Pizza restaurants will feature a new line of New York style pizzas, Numero Uno's award-winning thick crust pizza and a pared down menu.

We have also developed Internet delivery zones based on concentric cable television zones. This plan gives the Company the ability to maximize its marketing efforts and minimize expenses while reaching more customers and servicing a substantially larger geographic area.

The first Numero Uno Magic Pizza express prototype restaurant opened in August 1999 and generated sales approximately 20% greater than expected by management. The first dual concept restaurant is expected to open in mid-October 1999, followed by another restaurant opening approximately thirty days later. The first Internet order and delivery zone is being developed in the San Fernando Valley area of Los Angeles and should be operational in early 2000.

Management is comfortable with the position of the Company, excited about its new development plan and optimistic about the growth of the Company over the next few years. However, the management team is not only committed to growth, but to profitability as well.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995

During the year ended June 30, 1999, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs and conversions to new programs. The Company is also communicating with franchisees, vendors and other with which it conducts business to help them identify and resolve the year 2000 issue.

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

Certain statements in this report may be forward-looking in nature or forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Form 10-K relate to the Company's year 2000 compliance efforts, including expectations about compliance timetables and costs.

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

      Name            Age                     Positions
----------------    -------        --------------------------------
July 1, 1998 -
December 31, 1998:

Ronald J. Gelet       56           Chairman of the Board; President
                                   of the Company; President of Affiliated
                                   Companies; Director

Gloria A. Gelet       51           Director

Daniel A. Rouse       49           Vice President; Director


January 1, 1999 -
June 30, 1999:

Daniel A. Rouse       49           Chairman of the Board; President of the
                                   Company; President of Affiliated Companies;
                                   Director

Deborah Murphy        40           Vice President; Secretary; Director

Jane Yennie           51           Treasurer; Controller

Michael Lorella       45           Director


The term of the Directors listed above expires on January 1, 2000.

BUSINESS EXPERIENCE

The following is a brief account of the business experience during the last five years of the Company's directors and executive officers:

RONALD J. GELET is the founder of the Numero Uno Pizzeria and Italian Restaurant concept. He served as Chairman of the Board, President and as a Director of N.
U. Pizza Holding Corporation and affiliated companies, Numero Uno Franchise Corporation and Formaggi

Inc. Mr. Gelet has over 25 years of extensive entrepreneurial and management experience in the restaurant business. Mr. Gelet attended the University of Wisconsin, Madison where he received a Bachelor of Arts degree. Mr. Gelet resigned on January 1, 1999 from the Company so that he would have more time to deal with some serious family matters and to pursue other interests both of a personal and professional nature.

GLORIA A. GELET is the Advertising Director of the Company and is the spouse of Ronald J. Gelet, the founder of the Numero Uno Pizzeria and Italian Restaurant concept. Mrs. Gelet has over 20 years experience in marketing and management in the restaurant franchising industry and was employed by the Company since 1984 as a marketing consultant and as the Director of Advertising until she resigned her directorship on January 1, 1999.

DANIEL A. ROUSE was the Vice President of Operations and a Director of the Company from 1994 to December 31, 1998. On January 1, 1999, Mr. Rouse became president of the Company. Prior to joining the Company, Mr. Rouse was the Western Regional Franchise Director for Domino's Pizza from 1985 - 1989. He was responsible for overseeing 429 franchised units throughout California, Nevada, Arizona and Hawaii. From 1981 - 1985, Mr. Rouse served as Director of Operations for Giordano's International Franchise Company with operational responsibility for 30 company-owned and franchised restaurants with total sales in excess of $45 million.

DEBORAH MURPHY has been the administrative assistant to Mr. Gelet for the past thirteen years. Prior to her employment with the Company, she was a legal secretary for many years.

JANE YENNIE joined the Company as Controller in 1995 bringing with her 26 years of accounting and bookkeeping experience. Prior to joining the Company, she was controller of Astro Pneumatic Tool Company from 1992 - 1995 and controller and general manager for California Business News, Inc. from 1986 - 1991.

MICHAEL LORELLA has owned a restaurant and supermarket equipment company for the past 20 years.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows all cash compensation incurred by the Company for services rendered during the year ended June 30, 1999, to each of the Company's directors and executive officers and to all executive officers as a group:

    NAME               Office                          Cash Compensation
------------        ------------                       -----------------
Ronald J. Gelet     Former President                        $ 48,000

Gloria A. Gelet     Former Director of Advertising          $ 14,400

Daniel A. Rouse     President and Former Vice
                    President of Operations                 $ 41,900

Deborah Murphy      Vice President and Secretary            $ 39,100

Jane Yennie         Treasurer and Controller                $ 50,000

All executive officers as a group (5 persons)               $193,400


In addition, $13,400 was paid for Mr. Gelet's family's medical insurance.

COMPENSATION UNDER PLANS

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



Name and Address         Office                          Amount         Percentage
----------------         ------                          ------         ----------
Ronald J. Gelet (1)      Former Chairman of             5,593,200          11.3%
15834 Highland Court     Board, Former President
Solana Beach, CA         and Former Director


Daniel A. Rouse          Chairman of the Board,         4,500,000           9.2%
16800 Devonshire St.     President and Director
Suite 305
Granada Hills, CA


Deborah Murphy           Vice President, Secretary      4,600,000           9.4%
312 S. Cedros Avenue     and Director
#315
Solana Beach, CA


Jane Yennie              Treasurer and                    250,000            .5%
16800 Devonshire St.     Controller                    -------------------------
Suite 305
Granada Hills, CA


Directors and officers                                 14,943,200          30.4%
as a group                                             ==========          =====
(4 persons)


Other
-----

Numero Uno Development, Inc.                              774,072           1.6%
Gelet Family Trust
312 S. Cedros Avenue #315
Solana Beach, CA

RJM, Inc.                                               4,500,000           9.2%
312 S. Cedros Avenue #315
Solana Beach, CA

Federated Investments                                     650,000           1.3%
757 N. Point, #7
San Francisco, CA                                      -------------------------

                                                        5,924,072          12.1%
                                                       ==========          =====

(1) Includes 100,000 shares held by the Joseph James Gelet Trust for the benefit of Mr. Gelet's son. In addition, Gloria A. Gelet is the beneficial owner of Mr. Gelet's stock. Mr. Gelet disclaims beneficial ownership of 1,400,000 shares held by his brother, Stephen R. Gelet.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 1999, the Company issued 16,025,000 shares of common stock at $.01 per share as a payment on loans due to Mr. Gelet, former president of the Company.

During the year ended June 30, 1999, the Company made total noninterest bearing advances of $42,400 to Dual Concept I, Inc. and NUDAR, Inc., companies that are controlled by the president of the Company.

During the year ended June 30, 1999, the Company entered into a five-year consulting agreement with Mr. Gelet. Mr. Gelet agreed to perform forty hours per month of consulting services in exchange for a fee of $10,000 per month plus contingent annual adjustment increases, all out of pocket expenses, insurance coverage for Mr. Gelet and his family for the rest of their lives, and a warrant to purchase 4,000,000 shares of common stock at prices ranging from $.01 to $.04 per share. At June 30, 1999, $60,000 of compensation had been accrued in connection with this agreement.

On July 1, 1993, the Company entered into a licensing agreement with Mr. Gelet, assuring the Company and its franchisees exclusive use of his dough recipes and products in California and internationally. The initial term of the agreement was five years and the fee payable to the former president was $300,000, which has been fully amortized. The initial term of the agreement was scheduled to expire on June 30, 1998, but it has been extended by Mr. Gelet. Pursuant to the original agreement, the Company has ten additional five year options to renew the licensing agreement under the same terms. Since July 1, 1998, the original terms of the agreement have remained in effect. The Company has exercised its first five-year renewal option but is still in negotiations with Mr. Gelet regarding changes to the renewal terms of the agreement. The Company and its franchisees also are required to pay Mr. Gelet a $.02 per pound royalty on the dough products used in operations. Pursuant to the terms of the original agreement, the Company incurred royalty expense of $30,000 in each of the three years ended June 30, 1999, 1998 and 1997. At June 30, 1999, $20,000 was accrued as payable to Mr. Gelet for dough royalties.

During the year ended June 30, 1998, the Company issued 1,000,000 shares of common stock at $.05 per share to Mr. Gelet's brother, Stephen R. Gelet, which the Company applied as a payment of $50,000 on a loan payable to Mr. Gelet.

During the year ended June 30, 1998, the Company sold one of its Company-owned restaurants to RJM, Inc., an affiliated corporation, in exchange for a noninterest bearing note receivable of $262,000. The net book value of the restaurant equipment, leasehold improvements and other current assets sold was $260,600 and the Company recognized a gain on the sale of $1,400. During the years ended June 30, 1998 and 1999, principal payments of $10,600 and $4,400, respectively, were collected on this note. The noninterest bearing note receivable was discounted by $110,300 during the year ended June 30, 1998 and an allowance for possible future losses of $40,000 was recorded during the year ended June 30, 1999. At June 30, 1999, the balance of this note receivable, net of allowances was $96,700.

During the year ended June 30, 1998, the Company exchanged one of its Company-owned restaurants for 4,000,000 shares (25%) of the common stock of NUN, Inc., a company that Mr. Gelet controls. The investment was recorded at $245,200 which was the net book value of the restaurant equipment and leasehold improvements transferred of $211,600 plus other current assets transferred of $33,600.

During the year ended June 30, 1997, the Company and an affiliated corporation, CMG Sales, Inc., agreed to the formation of a new corporation, FCA, Inc., in which they would be 24% and 27% shareholders, respectively. On October 1, 1997, the new corporation finalized the purchase of the business and assets of an existing Sandwich Express restaurant. The Company agreed to forgive $17,000 in receivables from the current co-owners of the restaurant in exchange for its stock ownership investment in the new corporation.

During the year ended June 30, 1998, the affiliated corporations in which the Company has common stock investments, NUN, Inc. and FCA, Inc., incurred immaterial losses. At June 30, 1998, the cost of these investments was not adjusted as the carrying value of the investments approximated their estimated recovery value.

During the year ended June 30, 1999, after having contributed another $46,200 in cash and $165,100 in restaurant equipment to NUN, Inc., the Company determined that the carrying value of its investment, $456,500, was not recoverable and wrote off the entire balance. The Company wrote off its $17,000 investment in FCA, Inc. during the year ended June 30, 1999 when Formaggi Inc. ceased operations. This investment was also determined to not be recoverable.

During the year ended June 30, 1997, an affiliated corporation, CMG Sales, Inc., sold the Company a restaurant for a note receivable of $95,000. The note bears interest at 5% per annum and is due on demand. The Company made no principal payments on the note during the years ended June 30, 1998 and 1999.

During the year ended June 30, 1997, Mr. Gelet loaned the Company $45,600. This loan was noninterest bearing and due on demand. During the year ended June 30, 1998, Mr. Gelet loaned the Company an additional $9,600, earned unpaid officer compensation of $152,900 and was repaid $50,000 through a common stock issuance. During the year ended June 30, 1999, Mr. Gelet loaned the Company an additional $267,900, earned unpaid consulting fees of $60,000 and was repaid $32,600 in cash and $81,800 through the issuance of common stock. The balance due on these obligations at June 30, 1999 was $371,600.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. Reference is made to the Index to Financial Statements of the Company on page F-1 of this Annual Report on Form 10-K.

(a)(2)  Financial Statement Schedule.  The following financial statement schedule is submitted herewith:

Schedule II - Valuation and Qualifying Accounts on page F-42

All other schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the financial statements or notes thereto.

(a)(3) Exhibits. The following documents are exhibits to this Annual Report on Form 10-K:


 Number                         Description
--------       -----------------------------------------------
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

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on October 12, 1999.


Date:  October 12, 1999            N. U. Pizza Holding Corporation



                                   By: /s/ Daniel A. Rouse
                                       ---------------------------
                                       Daniel A. Rouse, President


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:       October 12, 1999
                                        -----------------------------------
                                        Daniel A. Rouse,
                                        Chairman of the Board, President
                                        and Director


Date:       October 12, 1999
                                        -----------------------------------
                                        Deborah Murphy,
                                        Vice President, Secretary and Director



Date:       October 12, 1999
                                        -----------------------------------
                                        Jane Yennie,
                                        Treasurer and Controller


Date:       October 12, 1999
                                        -----------------------------------
                                        Michael Lorella,
                                        Director

       N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
           Years Ended June 30, 1999, 1998 and 1997



                                                            Page
                                                           ------
Independent Auditor's Report                               F-2

Consolidated Balance Sheets, June 30, 1999 and 1998        F-4

Consolidated Statements of Operations, Years Ended
  June 30, 1999, 1998 and 1997                             F-6

Consolidated Statements of Stockholders' (Deficit) Equity,
  Years Ended June 30, 1999, 1998 and 1997                 F-8

Consolidated Statements of Cash Flows, Years Ended
  June 30, 1999, 1998 and 1997                             F-9

Notes to Consolidated Financial Statements                 F-12


INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
N. U. Pizza Holding Corporation and Subsidiaries

I have audited the accompanying consolidated balance sheets of
N. U. Pizza Holding Corporation and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the years in the three-year period ended June 30, 1999. I have also audited the consolidated financial statement schedule listed in the index at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of N. U. Pizza Holding Corporation and Subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in my opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has negative working capital at June 30, 1999. As discussed in Note 1 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                        Bennett Block Accountancy Corporation




Los Angeles, California
September 22, 1999

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                          June 30,     June 30,
                                            1999         1998
                                         ----------   ----------
          ASSETS
Current assets:
 Cash and cash equivalents               $   60,600   $   54,800
 Restricted cash                             16,800       13,000
 Franchisee advertising receivable           35,600       16,600
 Receivables, net of allowance for
  doubtful accounts of $21,100               54,000       47,000
 Advances to affiliated corporations         42,400          -
 Current portion of related party
  notes receivable, net of allowances
  of $150,300 and $0, respectively           96,700       25,700
 Current portion of notes receivable -
  franchisees, net of allowances of
  of $295,700 and $20,700, respectively     130,500      104,300
 Inventories                                    -          3,600
 Prepaid expenses                            15,700       23,100
                                         ----------   ----------
        Total current assets                452,300      288,100
                                         ----------   ----------
Other assets:
 Related party notes receivable,
  net of allowances of $0 and
  $110,300, respectively                        -        129,100
 Notes receivable - franchisees,
  net of allowances of $118,600
  and $236,000, respectively                423,100      814,500
 Intangibles assets, net of
  accumulated amortization of
  $3,600 and $333,600, respectively           8,300      178,300
 Investments in affiliated corporations         -        262,200
 Deposits                                    22,900       24,500
                                         ----------   ----------
                                            454,300    1,408,600
                                         ----------   ----------

 Leasehold improvements and property
  and equipment, net of accumulated
  depreciation and amortization                 -        214,400
                                         ----------   ----------
                                         $  906,600   $1,911,100
                                         ==========   ==========


The accompanying notes are an integral part of these financial statements.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                           June 30,     June 30,
                                            1999         1998
                                         ----------   ----------
   LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
 Accounts payable and accrued expenses   $  350,500   $  230,300
 Accrued franchise advertising               52,400       29,600
 Current portion of long-term debt          167,700      175,300
 Current portion of litigation settlements  164,800       35,300
 Loans payable to related parties           486,400      394,800
                                         ----------   ----------
        Total current liabilities         1,221,800      865,300
                                         ----------   ----------

 Long-term debt, net of current portion     161,300       91,500
 Litigation settlements, net of current
  portion                                    76,500       32,500
 Deferred franchise fee income               22,900       66,900

Commitments and contingencies                   -            -

Stockholders' (deficit) equity:
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 80,000 shares issued and
  outstanding (aggregate liquidation
  preference $400,000)                        8,000        8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                        4,400        4,400
 Common stock, $.001 par value per
  share, authorized 50,000,000 shares,
  shares issued, subscribed and
  outstanding 48,164,008, and 32,139,008     48,400       32,100
 Additional paid-in capital               6,182,100    6,038,100
 Notes receivable arising from stock
  purchase agreements                           -       (402,000)
 Accumulated deficit                     (6,818,800)  (4,825,700)
                                         ----------   ----------
                                           (575,900)     854,900
                                         ----------   ----------
                                         $  906,600   $1,911,100
                                         ==========   ==========


The accompanying notes are an integral part of these financial statements.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                              June 30,     June 30,     June 30,
                                1999         1998         1997
                             ----------   ----------   ----------
FRANCHISE OPERATIONS:

REVENUES:
 Initial franchise fees      $   60,000   $   49,000   $   89,000
 Royalties                      393,200      491,200      554,400
 Rental income                   20,300       69,100      181,800
 Interest income                 44,500       40,500       44,200
 Rebate income                  139,700      154,300      169,800
 Other income                    68,700      133,100       80,200
 Forgiveness of debt              3,200      137,400      260,000
 Gain on sales of
  restaurants and equipment         -        369,200       70,200
                             ----------   ----------   ----------
                                729,600    1,443,800    1,449,600
                             ----------   ----------   ----------
COSTS AND EXPENSES:
 Rent                            53,400       68,700      238,400
 General and administrative     694,400      817,800      854,300
 Bad debt expense               954,000      336,900       99,400
 Consulting expense              67,500        3,700       11,200
 Interest expense                55,100       46,300       42,200
 Litigation settlements         238,500          -          5,000
 Discounts on notes receivable      -        267,000          -
 Loss on sales and abandonment
  of restaurants and equipment    3,100          -            -
 Loss on investments in
  affiliated corporations       473,500          -            -
 Impairment of intangible
  assets                        155,000          -            -
                             ----------   ----------   ----------
                              2,694,500    1,540,400    1,250,500
                             ----------   ----------   ----------
 Franchise operating (loss)
  income                     (1,964,900)     (96,600)     199,100
                             ----------   ----------   ----------



The accompanying notes are an integral part of these financial statements.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                  FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                             June 30,     June 30,     June 30,
                               1999         1998         1997
                            ----------   ----------   ----------
COMPANY-OWNED RESTAURANT
 OPERATIONS:

 Sales                      $   192,700  $ 1,109,800  $ 1,708,200
                            -----------  -----------  -----------

COSTS AND EXPENSES:
 Cost of sales                   63,000      369,100      553,500
 Operating                      104,400      619,000      827,600
 General and administrative      51,800      370,900      441,700
                            -----------  -----------  -----------
                                219,200    1,359,000    1,822,800
                            -----------  -----------  -----------
 Company-owned restaurant
  loss                          (26,500)    (249,200)    (114,600)
                            -----------  -----------  -----------
 (Loss) income before
  income tax provision       (1,991,400)    (345,800)      84,500

 Income tax provision             1,700        2,500        1,600
                            -----------  -----------  -----------
 Net (loss) income          $(1,993,100) $  (348,300) $    82,900
                            ===========  ===========  ===========
 Net (loss) income
  per share - basic         $      (.05) $      (.01) $       -
                            ===========  ===========  ===========
 Weighted average number
  of shares outstanding -
  basic                      40,436,879   31,522,570   30,846,616
                            ===========  ===========  ===========
 Net (loss) income
  per share - diluted       $      (.05) $      (.01) $       -
                            ===========  ===========  ===========
 Weighted average number
  of shares outstanding -
  diluted                    40,436,879   31,522,570   30,846,616
                            ===========  ===========  ===========



The accompanying notes are an integral part of these financial statements.

                    N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                    FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                Preferred Stock
                                   Common Stock                  Series B & C
                        ----------------------------------- -----------------------
                          Shares                   Note
                        Issued, Sub-              issued      Shares                Additional
                        scribed and             for Shares  Issued and                Paid-in   Accumulated
                        Outstanding  Par Value  Subscribed  Outstanding  Par Value    Capital     Deficit       Total
                        ----------- ----------- ----------- ----------- ----------- ----------- -----------  -----------
Balance, June 30, 1996   24,039,008 $    24,000 $  (350,000)    124,000 $    12,400 $ 5,429,200 $(4,560,300) $  555,300

Common shares issued
 and subscribed           7,100,000       7,100    (137,000)        -           -       559,900         -       430,000

Net income                      -           -           -           -           -           -        82,900      82,900
                        ----------- ----------- ----------- ----------- ----------- ----------- -----------  -----------
Balance, June 30, 1997   31,139,008      31,100    (487,000)    124,000      12,400   5,989,100  (4,477,400)  1,068,200

Common shares issued
 and subscribed, net
 of uncollectible sub-
 scriptions of $85,000
 (Notes 4 and 11)         1,000,000       1,000      85,000         -           -        49,000         -       135,000

Net loss                        -           -           -           -           -           -      (348,300)   (348,300)
                        ----------- ----------- ----------- ----------- ----------- ----------- -----------  -----------
Balance, June 30, 1998   32,139,008      32,100    (402,000)    124,000      12,400   6,038,100  (4,825,700)    854,900

Common shares issued
 and subscribed, net
 of uncollectible sub-
 scriptions of $402,000
 (Notes 4 and 11)        16,025,000      16,300     402,000         -           -       144,000         -       562,300

Net loss                        -           -           -           -           -           -    (1,993,100) (1,993,100)
                        ----------- ----------- ----------- ----------- ----------- ----------- -----------  -----------
Balance, June 30, 1999   48,164,008 $    48,400 $       -       124,000 $    12,400 $ 6,182,100 $(6,818,800) $ (575,900)
                        =========== =========== =========== =========== =========== =========== ===========  ===========


The accompanying notes are an integral part of these financial statements.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                             June 30,     June 30,     June 30,
                               1999         1998         1997
                            ----------   ----------   ----------
Cash flows from operating
 activities:
 Net (loss) income         $(1,993,100) $  (348,300) $    82,900
  Adjustments to reconcile
  net (loss) income to net
  cash (used) provided by
  operating activities:
   Depreciation and
    amortization                30,700      245,000      310,600
   Loss (gain) on sales
    and abandonment of
    restaurants and equipment    3,100     (369,200)     (70,200)
   Loss on investments in
    affiliated corporations    473,500          -            -
   Impairment of intangible
    assets                     155,000          -            -
   Litigation settlements      238,500          -          5,000
   Forgiveness of debt          (3,200)    (137,400)    (260,000)
   Realization of deferred
    franchise fee income       (44,000)     (34,000)     (64,000)
   Stock issued for
    consulting services            -            -         15,000
   Provision for doubtful
    receivables                954,000      336,900       99,400
   Discounts on notes
    receivable                     -        267,000          -
  Changes in assets
   and liabilities:
   Accounts receivable         (70,200)    (128,500)    (176,400)
   Inventories                   3,600       20,900       (7,700)
   Prepaid expenses              1,400       32,300      (15,000)
   Accounts payable and
    accrued expenses           123,400      116,400     (168,900)
   Accrued expenses due
    to related party            90,000          -            -
   Deposits                      1,500        8,800          -
                            ----------   ----------   ----------
   Net cash (used) provided
    by operating activities    (35,800)       9,900     (249,300)
                            ----------   ----------   ----------



The accompanying notes are an integral part of these financial statements.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                             June 30,     June 30,     June 30,
                               1999         1998         1997
                            ----------   ----------   ----------
Cash flows from investing
 activities:
 Collections on notes
  receivable - franchisees  $  132,900   $   87,400   $  191,800
 Collections on related
  party notes receivable         4,400          -            -
 Investments in affiliated
  corporations                 (46,200)         -            -
 Advances to affiliated
  corporations                 (42,400)         -            -
 Capital expenditures           (1,100)     (10,000)     (12,200)
 Proceeds from sales of
  restaurants and equipment        -        157,000          -
 Acquisition of intangible
  assets                           -            -       (200,000)
                            ----------   ----------   ----------
  Net cash provided (used)
   by investing activities      47,600      234,400      (20,400)
                            ----------   ----------   ----------
Cash flows from financing
 activities:
 Increase in loans payable
  to related parties           161,900        9,600      140,600
 Principal payments on
  long-term debt              (167,900)    (199,100)    (541,000)
 Proceeds from issuance of
  common stock                     -            -        415,000
                            ----------   ----------   ----------
  Net cash (used) provided
   by financing activities      (6,000)    (189,500)      14,600
                            ----------   ----------   ----------
Net increase (decrease) in
 cash and cash equivalents       5,800       54,800     (255,100)

Cash and cash equivalents,
 beginning of period            54,800          -        255,100
                            ----------   ----------   ----------
Cash and cash equivalents,
 end of period              $   60,600   $   54,800   $      -
                            ==========   ==========   ==========



The accompanying notes are an integral part of these financial statements.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                             June 30,     June 30,     June 30,
                               1999         1998         1997
                            ----------   ----------   ----------
Supplemental information:

 Cash paid for interest     $   46,100   $   46,300   $   42,200

 Cash paid for taxes        $      800   $    2,500   $    2,400


Noncash transactions:

 Notes receivable received
  for assets                $  200,000   $  862,000   $  305,000

 Investments in exchange
  for assets                $  165,100   $  262,200   $      -

 Conversion of debt to
  equity                    $  160,300   $   50,000   $      -

 Notes payable issued for
  fixed assets              $  165,100   $      -     $      -

 Notes receivable issued
  in exchange for accounts
  receivable                $      -     $   69,300   $   83,500

 Note payable issued in
  exchange for accounts
  payable                   $      -     $   39,600   $      -

 Forgiveness of receivables
  in exchange for fixed
  assets                    $      -     $      -     $    5,000

 Notes receivable issued
  for stock                 $      -     $      -     $  652,000



The accompanying notes are an integral part of these financial statements.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  Basis of Presentation

During the year ended June 30, 1999, N. U. Pizza Holding Corporation and Subsidiaries (the "Company") incurred a net loss of $172,100 before fourth quarter adjustments. Additional losses were recognized due to litigation settlements, substantial increases to the allowances for uncollectible notes receivable from franchisees and related parties and the writeoffs of Formaggi Inc.'s net assets and the investments in affiliated corporations (Notes 3 and 6). After these adjustments, the Company's net loss increased $1,821,000 to $1,993,100.

During the year ended June 30, 1997, the Company expanded its Company-owned restaurant operations by acquiring certain assets of an Oregon restaurant chain and began operating its new Formaggi Inc. restaurants. While the Company increased its revenues, both its Oregon Formaggi Inc. operations and its Company-owned California restaurants showed operating losses. In the year ended June 30, 1997, the Company began to reduce its operating losses by either closing or selling under performing and unprofitable restaurants to new franchisees. More locations were sold in the year ended June 30, 1998 and Formaggi Inc.'s restaurants and bakery operations were closed. The Company owned only one restaurant location at June 30, 1998. During the current year, the Company was forced to take back two previously sold restaurant locations because the Company remained obligated as lessee on the restaurant locations and honored its commitments. At June 30, 1999, the Company owned no restaurants. Its remaining locations had either been sold or closed.

During the year ended June 30, 1999, franchise operations, which had stabilized during the year ended June 30, 1998, began to decline. The Company continued to reduce its operating costs, however, operating losses increased due to lower royalty revenues from franchisees, the termination of the Company's Oregon franchising operations, the writeoff of uncollectible notes receivable and high litigation costs.

These trends have had an adverse effect on the Company's operations. As a result, the Company has an accumulated deficit of $6,818,800 and a working capital deficit of $769,500 at June 30, 1999.

Management has the following short-term and long-term operating and financial plans to further reduce its working capital deficit and to provide the working capital necessary to fund operations.

The Company plans to raise additional cash through offerings of its common stock which is needed to substantially reduce the Company's liabilities and improve the Company's overall financial position. This would enable the Company to concentrate on

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation (continued)

opening dual concept restaurants - pizza and sandwiches, potentially franchising or joint venturing new, smaller express restaurants and developing licensed, branded locations.

The Company plans to continue to develop the Numero Uno concept within a significant portion of California by introducing new products, retaining existing profitable products and by eliminating unprofitable menu items.

The Company intends to concentrate its marketing efforts through the use of Internet marketing which management believes is a cost effective approach to expanding its customer base.

It is not possible to predict the success of management s subsequent efforts.
If management is unable to achieve its goals, the Company will find it necessary to undertake actions as may be appropriate to continue operations and meet its commitments.

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

On January 7, 1997, N. U. Pizza Holding Corporation consummated an Asset Purchase Agreement whereby it bought certain assets from the DAS Group, Inc., the owner of a bakery and the franchisor of Oregon sandwich restaurants for consideration of $200,000 in cash. Upon the closing of the Agreement, N. U. Pizza Holding Corporation contributed the $200,000 of assets purchased from the DAS Group, Inc. to its wholly-owned subsidiary, Formaggi Inc., a recently organized Nevada corporation, in exchange for 2,000,000 shares of Formaggi Inc.'s common stock (Note 3). During the year ended June 30, 1998, Formaggi Inc. closed its Company-owned operations and, due to recurring losses, during the year ended June 30, 1999, ceased all franchising of Oregon's Original Sandwich Express and Bakery restaurants and wrote off its remaining unamortized intangible assets.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Organization (continued)

N. U. Pizza Holding Corporation also owns a wholly-owned subsidiary, Numero Uno Franchise Corporation, which was incorporated in 1975 to franchise Numero Uno Pizzeria restaurants. On July 15, 1998, Numero Uno Franchise Corporation assigned all of its assets, including franchise agreements then in effect, and certain trademarks to N. U. Pizza Holding Corporation in exchange for N. U. Pizza Holding Corporation's assumption of specific liabilities of Numero Uno Franchise Corporation. In January 1999, the officers and directors of Numero Uno Franchise Corporation resigned. Numero Uno Franchise Corporation was inactive as of June 30, 1999. N. U. Pizza Holding Corporation is currently managing the Company's franchising operations.

Franchised and Company-owned restaurants (including a bakery - 1997) for the years ended June 30, 1999, 1998 and 1997 are as follows:

                                 Franchised  Company-owned
                                Restaurants   Restaurants
                               ------------- -------------
Balance - June 30, 1996                  51             4
  Opened or purchased                    12             1
  Closed or terminated                   (6)            0
                                      -----         -----
Balance - June 30, 1997                  57             5
  Sold to franchisees                     2            (2)
  Closed or terminated                   (6)           (2)
                                      -----         -----
Balance - June 30, 1998                  53             1
   Previously sold restaurants
    taken back and operated
    by the Company                        0             2
   Sold to franchisees                    2            (2)
   Closed or terminated                 (17)           (1)
                                      -----         -----
Balance - June 30, 1999                  38             0
                                      =====         =====


3.  Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of
N. U. Pizza Holding Corporation and its wholly-owned subsidiaries, Formaggi Inc. and Numero Uno Franchise Corporation.

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

ROYALTY FEES

Royalties are charged to most franchisees based upon either a percentage of gross receipts or a fixed fee, depending on the terms of the individual franchise agreement, and are recognized as earned. During the years ended June 30, 1999, 1998 and 1997, in order to sell some Company-owned restaurants, the Company enticed potential buyers by offering to reduce or defer payment of royalties.

INVESTMENTS

Investments in the common stock of affiliated corporations in which the Company has a 20% to 50% interest are accounted for under the equity method. Accordingly, the investments in these affiliates (Note 6) are carried at cost, adjusted for the Company's proportionate share of earnings and losses.

ADVERTISING COSTS AND FEES

Direct-response advertising costs are capitalized and are amortized over the period during which the future benefits are expected to be received; all other advertising costs are expensed as incurred. Advertising costs for the years ended June 30, 1999, 1998 and 1997 were $8,600, $38,100 and $46,700, respectively.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Summary of Significant Accounting Policies (continued)

ADVERTISING COSTS AND FEES (CONTINUED)

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

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes restaurant equipment, furniture, fixtures, office equipment and vehicles. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Equipment reacquired from franchisees is recorded at current market value which approximates historical book value.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Summary of Significant Accounting Policies (continued)

INTANGIBLE ASSETS

Intangible assets at June 30, 1999 consisted of a liquor license acquired at a cost of $11,900.

At June 30, 1998, intangible assets consisted of $200,000 of assets purchased from DAS Group, Inc. which included worldwide franchising rights ($20,000), a covenant not to compete ($36,000) and goodwill ($144,000). Goodwill represented the excess of the purchase price of the net assets of the DAS Group, Inc. over their fair value at the date of acquisition, January 7, 1997 (Note 2). Intangible assets at June 30, 1998 also included the licensing rights to pizza dough recipes acquired at a cost of $300,000, which have been fully amortized, and the liquor license acquired at a cost of $11,900. During the year ended June 30, 1999, the unamortized balance of the assets purchased from the DAS Group, Inc. of $155,000 was written off to franchise operations by the Company.

Goodwill was being amortized on the straight-line method over fifteen years.
All other intangible assets are amortized over five years. Amortization expense of $15,000, $80,800 and $70,400 related to these assets, was charged to operations during the years ended June 30, 1999, 1998, and 1997, respectively.

FAIR VALUE OF FINANCIAL STATEMENT INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial statement instruments.

The carrying amount of cash is assumed to be its fair value because of the liquidity of the instrument. Accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The carrying amounts of interest bearing notes receivable from franchisees and long-term debt are assumed to be recorded at fair value since the rates specified in the notes and long-term debt approximate current market rates. Noninterest bearing notes receivable from franchisees (including a related party) have been discounted to fair value (Notes 4 and 6). It was not practicable to estimate the fair value of the interest bearing notes receivable from and notes payable to related parties as payments on these instruments are not based on fixed payment terms.

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

The Company records its taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

The Company accounts for its investment tax credits using the flow through method. Under this method, investment tax credits are accounted for as a reduction of Federal income tax expense in the period in which the credits are utilized.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has historically complied with SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. During the year ended June 30, 1999, the Company wrote off the unamortized intangible assets of Formaggi Inc. and its investments in affiliated corporations (Notes 1 and 6) in accordance with SFAS No. 121.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Summary of Significant Accounting Policies (continued)

ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 1996, the Company established Employee Stock Option Based Compensation Plans whereby it authorized the grant of stock options totaling 6,800,000 shares of common stock to its former president and other key employees. The former president's authorized option is for 4,000,000 shares and is exercisable at a price of $0.12 per share. All other authorized employee options are exercisable at $0.10 per share. As of June 30, 1999, none of the options authorized had been issued.

Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of expense when the option price is less than the fair market value of the common stock at the date of grant. Under the current terms of the Company's plans, the exercise price of each option is equal to the fair market value of the Company's common stock at the date of grant. The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" during the year ended June 30, 1997. The adoption of SFAS No. 123 disclosure-only provisions had no effect on either the Company's financial position or its results of operations.

EARNING PER SHARE

SFAS No. 128, "Earnings per Share," was adopted by the Company during the year ended June 30, 1998. This pronouncement provides a different method of calculating earnings per share than was previously used in accordance with Accounting Principles Board (APB) No. 15, "Earnings per Share." SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Because of prior period losses, other potentially dilutive securities have an antidilutive effect in all periods. Accordingly, calculations reflected in the financial statements under the new standard were not different from those calculated under the APB No. 15 method.

Net (loss) income per basic and diluted share are calculated based on the weighted average number of common stock shares outstanding during each period.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Summary of Significant Accounting Policies (continued)

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," was adopted by the Company in the year ended June 30, 1999. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. In addition to net income, comprehensive income includes changes in equity during a period, except those resulting from investments by and distributions to owners. The implementation of SFAS No. 130 did not have any effect on the reporting and display of the Company's financial position or results of operations.

SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in annual and interim financial statements and was adopted during the year ended June 30, 1999. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. Reporting and disclosures under SFAS No. 131 are not materially different from reporting and disclosures made by the Company prior to the adoption of SFAS No. 131.

RECLASSIFICATION OF PRIOR YEAR BALANCES

Certain prior year balances have been reclassified in the financial statements to conform to the current year's presentation.


4.  Notes Receivable

Notes receivable are primarily derived from the sale of franchise rights and restaurants and consist of various installment notes due from franchisees. The notes are generally collateralized by franchise rights, restaurant equipment and leasehold improvements. Payments on interest bearing notes from franchisees are due in monthly installments and bear interest at per annum rates which range from 8% to 11%. During the years ended June 30, 1999 and 1998, the Company sold Company-owned restaurants in exchange for notes receivable and changed franchisees at several locations. During the year ended June 30, 1998, noninterest bearing notes receivable were issued by the Company in several of these transactions.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Notes Receivable (continued)

At June 30, 1998, the Company had noninterest bearing notes receivable from franchisees, including a related party (Note 6), and the buyers of Company-owned restaurants with a carrying value of $687,700. The notes were discounted to their fair value of $420,700 by applying an imputed interest rate of 8% to their future cash flows. The interest rate used was the current interest rate at which the Company negotiated similar transactions with other borrowers. The Company intended to hold these notes to maturity and recorded an allowance of $267,000 at June 30, 1998 to reflect the terms negotiated for carrying value purposes. During the year ended June 30, 1999, the Company wrote off $185,500 of noninterest bearing notes receivable that had an allowance against them of $134,800 at June 30, 1998.

The Company has also provided an allowance for possible future losses of $432,400 and $100,000, respectively, on interest bearing notes receivable at June 30, 1999 and 1998. Management believes that the Company's collateral is sufficient to recover any past due balances on notes receivable. Interest is not accrued on notes that are over six months in arrears.

During the year ended June 30, 1997, the Company sold 5,300,000 shares of common stock at $.10 per share, 1,000,000 shares of common stock at $.07 per share and 650,000 shares of common stock at $.08 per share in exchange for noninterest bearing subscription notes receivable totaling $652,000. At June 30, 1997, $137,000 had not been collected on these notes and was recorded as a reduction of stockholders' equity. At June 30, 1998, $85,000 was written off as uncollectible on one note and $52,000 remained unpaid on another note receivable which was recorded as a charge to stockholders' equity. At June 30, 1999, the remaining unpaid balance of $52,000 on the note receivable was written off as uncollectible (Note 11).

During the year ended June 30, 1996, the Company agreed to sell 1,000,000 shares of common stock at $.31 per share and 1,000,000 shares of common stock at $.21 per share, respectively, in exchange for noninterest bearing subscription notes receivable in the amounts of $310,000 and $210,000 (Note 13). At June 30, 1998 and 1997, $350,000 remained unpaid on these notes receivable which was recorded as a charge to stockholders' equity. At June 30, 1999, the remaining unpaid balance of $350,000 on the notes receivable was written off as uncollectible (Note 11).

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Notes Receivable (continued)

Notes receivable before allowances are scheduled to mature over the next five years as follows:

        Year ended June 30, 2000                   $  673,200
                            2001                       54,500
                            2002                       50,400
                            2003                       55,200
                            2004                       59,900
                            2005 and thereafter       321,700
                                                   ----------
                                                   $1,214,900
                                                   ==========

5.  Leasehold Improvements and Property and Equipment

Leasehold improvements and property and equipment consist of the following:

                                       June 30,     June 30,
                                         1999         1998
                                      ----------   ----------
Leasehold improvements                $      -     $  225,000
Furniture, fixtures and equipment        118,700      118,700
Restaurant equipment                         -        120,600
Vehicles                                  22,200       38,900
                                      ----------   ----------
                                         140,900      503,200
Less accumulated depreciation
 and amortization                        140,900      288,800
                                      ----------   ----------
                                      $      -     $  214,400
                                      ==========   ==========

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Related-Party Transactions

The Company has various transactions with its former president, Ronald J. Gelet, affiliated corporations that he controls, affiliated corporations that are controlled by certain officers of the Company and an employee. The total amount payable to these related parties consists of the following:

                                       June 30,     June 30,
                                         1999         1998
                                      ----------   ----------
 Note receivable - affiliated
  franchisee corporation,
  noninterest bearing, due in
  monthly installments of $1,000,
  original maturity date of June 2004
  (in default), net of allowances of
  $150,300 and $110,300,respectively
  (Note 4)                            $   96,700   $  141,100

 Note receivable - employee,
  noninterest bearing, due
  on demand                                  -         13,700

 Advances to affiliated corporations,
  noninterest bearing, due on demand      42,400          -

                                      ----------   ----------
     Total receivable                    139,100      154,800
                                      ----------   ----------

 Accrued dough royalties - former
  president                              (20,000)     (63,300)

 Accrued consulting fees - former
  president                              (60,000)         -

 Loan payable - former president,
  noninterest bearing cash advances
  and accrued compensation, due on
  demand                                (311,600)    (236,500)

 Note payable - affiliated corporation,
  bearing interest at 5% per annum,
  due on demand                          (95,000)     (95,000)
                                      ----------   ----------
     Total payable                      (486,600)    (394,800)
                                      ----------   ----------
                                      $ (347,500)  $ (240,000)
                                      ==========   ==========

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Related-Party Transactions (continued)

The Company issued 16,025,000 shares of common stock at $.01 per share ($160,300) and 1,000,000 shares of common stock at $.05 per share ($50,000) during the years ended June 30, 1999 and 1998, respectively, as payment on amounts due to a former officer.

During the year ended June 30, 1999, the Company made noninterest bearing advances of $42,400 to two affiliated corporations that are controlled by the president of the Company.

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

On January 1, 1998, the Company exchanged one of its Company-owned restaurants for 4,000,000 shares (25%) of the common stock of an affiliated corporation controlled by the former president of the Company. The investment was recorded at $245,200 which was the net book value of the restaurant equipment and leasehold improvements transferred of $211,600 plus other current assets transferred of $33,600. During the year ended June 30, 1999, the Company contributed an additional $46,200 in cash and $165,100 in restaurant equipment to the affiliated corporation.

There is no market for the Company's common stock investments in the affiliated corporations. During the years ended June 30, 1998 and 1997, the affiliated corporations in which the Company has common stock investments incurred immaterial losses. At June 30, 1998, the cost of these investments was not adjusted as their carrying value approximated their estimated recovery value.

At June 30, 1999, the Company determined that the carrying value of its investments, which totaled $473,500, was not recoverable due to certain factors that now exist regarding the investees' poor financial condition and the industry in which they operate.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Related-Party Transactions (continued)

Accordingly, the Company wrote off the entire carrying value of the investments to franchise operations.

On July 1, 1993, the Company entered into a licensing agreement with its former president assuring the Company and its franchisees exclusive use of the former president's dough recipes and products in California and internationally. The initial term of the agreement was five years and the fee payable to the former president was $300,000 (Note 3). The initial term of the agreement was scheduled to expire on June 30, 1998, but it has been extended by the Company's former president. Pursuant to the original agreement, the Company has ten additional five year options to renew the licensing agreement under the same terms. Since July 1, 1998, the original terms of the agreement have remained in effect. At September 22, 1999, the Company had exercised its first five-year renewal option and was still in negotiations with its former president regarding changes to the renewal terms of the agreement. The Company and its franchisees also are required to pay the former president a $.02 per pound royalty on the dough products used in operations. During each of the years ended June 30, 1999, 1998 and 1997, the Company incurred royalty expense of $30,000 in connection with this agreement.

On December 30, 1998, the Company entered into an agreement with its former president whereby he agreed to perform forty hours per month of consulting services for the Company for a term of five years beginning January 1, 1999. During the five year term of the agreement, each January 1 the agreement will be automatically extended for successive one year periods unless the Company gives its former president several months written notice of its intention to terminate the agreement. Under the terms of the agreement, the Company will pay its former president $10,000 per month, adjusted annually in an amount equal to 50% of the increase of the highest paid officer of the Company's total compensation package. Forty percent of each month's payment was to be paid on the first and fifteenth day of the month and the remaining 20% was to be paid in either cash or common stock at $.05 per share, at the former president's option, within thirty days following the Company's fiscal year end. If the former president requests cash and the Company is unable to pay, the former president has the option to be paid in common stock at $.02 per share or to be issued a one year note payable bearing interest at 10% per annum which is convertible into common stock at $.025 per share.

Under the terms of the agreement, the Company will also pay all of the former president's expenses related to performing the consulting services as well as all costs to maintain insurance

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Related-Party Transactions (continued)

policies on the former president and his spouse for the remainder of their lives. In addition, the Company issued a warrant to its former president to purchase 4,000,000 shares of common stock on January 1, 1999 as follows:
1,000,000 shares at $.01 per share; 1,000,000 shares at $.02 per share; 1,000,000 shares at $.03 per share; and 1,000,000 shares at $.04 per share. At June 30, 1999, the warrant had not been exercised and the Company had expensed and accrued $60,000 of prior months' consulting fees due to its former president (Note 6). At June 30, 1999, there was no accrual for additional consulting fees. There was no annual adjustment increase in fees as the provisions for an increase had not been achieved.

The Company held a 25% interest in a partnership that was the general partner in a partnership that owned a franchised restaurant. The partnership in which the Company held an interest was formally dissolved on November 20, 1996.


7.  Dependence on Major Vendor

During the years ended June 30, 1999, 1998 and 1997, purchases from one vendor represented approximately 5.6%, 9.6% and 14.7%, respectively, of the costs and expenses of the Company. Management believes that the Company is not dependent on this vendor.


8.  Long-Term Debt

Long-term debt consists of the following:

                                       June 30,     June 30,
                                         1999         1998
                                      ----------   ----------
Notes payable, secured by equipment,
 bearing interest from 8% to
 13.1% per annum, maturing
 through November 2003.               $  138,800   $   36,800

Unsecured notes payable, bearing
 interest from 8% to 10% per annum,
 maturing through April 2006             190,200      230,000
                                      ----------   ----------
                                         329,000      266,800
Less current maturities                  167,700      175,300
                                      ----------   ----------
                                      $  161,300   $   91,500
                                      ==========   ==========

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Long-Term Debt (continued)

Long-term debt is scheduled to mature as follows:

        Year ended June 30, 2000                   $  167,700
                            2001                       60,900
                            2002                       39,000
                            2003                       35,600
                            2004                       11,300
                            2005 and thereafter        14,500
                                                   ----------
                                                   $  329,000
                                                   ==========

9. Commitments and Contingencies

COMMITMENTS

The Company is obligated, under various noncancellable operating leases for the rental of restaurant sites, to pay either the monthly fixed rent or the base rent plus a percentage rent based upon sales, depending upon the individual lease agreement for the location. In some instances, the Company is also responsible for the payment of property taxes, insurance and other charges. The majority of the leased properties are subleased to the Company's franchisees for the full term of the lease and at aggregate rentals equal to the aggregate rentals paid by the Company.

Additionally, the Company leases certain executive office space under a noncancellable operating lease. Future minimum lease payments are as follows over the next five years:

                                        Restaurant    Office
                                          Space        Space
                                        ----------  ----------
        Year ended June 30, 2000        $  587,000  $   25,000
                            2001           394,700         -
                            2002           298,800         -
                            2003           168,900         -
                            2004            73,200         -
                            Thereafter      55,300         -
                                        ----------  ----------
                                        $1,577,900  $   25,000
                                        ==========  ==========

Total minimum future rental payments shown above have not been reduced by $1,269,200 of sublease rentals to be received in the

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies (continued)

future under noncancellable operating subleases.

Following is a summary of rental expense for franchise operations and Company-owned restaurant operations:

                     Year Ended     Year Ended     Year Ended
                   June 30, 1999  June 30, 1998  June 30, 1997
                   -------------  -------------  -------------
Minimum rentals      $    78,000    $   195,400    $   421,500
Less sublease
 rentals                  15,700         69,100        181,800
                     -----------    -----------    -----------
Total rent expense   $    62,300    $   126,300    $   239,700
                     ===========    ===========    ===========

During the year ended June 30, 1999, the Company began leasing restaurant equipment under capitalized leases expiring through November 1, 2003. The restaurant equipment was recorded at $165,100, the present value of minimum lease payments. The equipment was not used in the Company's business as it was contributed to an affiliated corporation during the year ended June 30, 1999 and was recorded as an investment in the affiliated corporation (Note 6). At June 30, 1999, the carrying value of the restaurant equipment has been written off as management determined that the assets were not recoverable by the Company due to the poor financial condition of the affiliated corporation.

Minimum future lease payments on the capitalized lease obligations (Note 8) incurred in connection with the restaurant equipment as of June 30, 1999 for each of the next five years are as follows:

          Year ended June 30, 2000                 $   43,500
                              2001                     43,500
                              2002                     43,500
                              2003                     38,100
                              2004                      7,800
                                                   ----------
                 Total minimum lease payments         176,400
                 Less: amount representing interest    37,600
                                                   ----------
                 Present value of minimum lease
                  payments                         $  138,800
                                                   ==========

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies (continued)

PENDING LITIGATION

During the year ended June 30, 1999, an action was filed for breach of contract against the Company, as lessee, by a landlord of a leased restaurant location that the Company subleased to a franchisee who subsequently vacated the premises. The plaintiff is claiming damages of $80,000. The Company had reached a tentative settlement of $65,000 with the plaintiff which is being renegotiated by the parties. Management was confident that settlement of the matter will not be materially different than $65,000 which has been recorded in accrued litigation settlements at June 30, 1999.

During the year ended June 30, 1999, an action was filed against the Company in the State of Oregon for breach of contract, violation of The Franchise Act and fraud. The plaintiff is seeking $100,000 plus attorney's fees. At June 30, 1999, the plaintiff was not moving forward with the case and is presently in bankruptcy. The Company intends to file a motion for summary judgment, and management believes that the Company will ultimately prevail at trial should a summary judgment not be granted.

In June 1993, a dispute arose between a franchisee and the Company relating to the termination of the franchisee's delivery rights and the exclusivity of the franchisee's original geographic territory. The plaintiff franchisee sought compensatory and punitive damages of approximately $130,000, alleging that its geographic territory was exclusive and its delivery rights non terminable by the Company. The Company strongly disagreed and contended that the geographic territory assigned to the franchisee was nonexclusive and terminable by the Company and that a replacement delivery area was agreed to by the franchisee.
In September 1994, the parties settled the matter. The settlement agreement granted the franchisee an abatement of the payment of royalties to the Company for a five year period and a one-time waiver of the transfer fee should the franchisee decide to sell its franchise. The parties established the boundaries of the franchisee's geographic territory and delivery rights.

As part of the settlement agreement, one of the plaintiffs entered into a new franchise agreement with the Company in October 1995. Subsequently, the plaintiff breached his

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies (continued)

PENDING LITIGATION (CONTINUED)

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

The plaintiff and the Company agreed to arbitrate their claims. The plaintiff filed a claim against the Company and its former president for fraud, intentional infliction of emotional distress and breach of fiduciary duty in the amount of $418,000. The Company filed a cross claim against the plaintiff for breach of contract and trademark infringement for $100,000. The Company is also seeking indemnification for rents and utilities paid on behalf of the plaintiff and damages for trademark infringement and unfair competition claims in the amount of $7,000.

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

In September 1995, an action was filed against the Company for breach of contract for failure to make payments on a Promissory Note totaling approximately $12,800. The Company filed an answer on December 6, 1995 and made a settlement offer to the plaintiffs but the plaintiffs' counsel has not pursued settlement. Currently, the case is dormant and the Company believes that the matter will eventually be settled for no more that the current balance due on the original promissory note of approximately $12,800, which has been classified as a current liability at June 30, 1999.

LITIGATION SETTLEMENTS

During the year ended June 30, 1996, the Company purchased a restaurant in exchange for shares of its common stock. The seller (plaintiff) was unable to subsequently sell the Company's common stock at the value established by the parties in connection with the Company's acquisition of the restaurant.

During the year ended June 30, 1999, the plaintiff filed an action against the Company alleging breach of contract, fraud and

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies (continued)

LITIGATION SETTLEMENTS (CONTINUED)

various other causes of action. In May 1999, the parties resolved their differences by entering into a settlement agreement. Pursuant to the terms of the settlement agreement, the Company has agreed to pay the plaintiff a total sum of $158,500, consisting of two monthly payments of $29,250 which were made in May and June, 1999 and the balance of $100,000 in twenty-five monthly installments of $4,000 plus interest at 9% per annum. Pursuant to the settlement agreement, the Company made its initial $4,000 payment to the plaintiff on May 1, 1999 and is scheduled to resume monthly payments on August 1, 1999. All unpaid principal and interest is expected to be repaid in installments by the Company by November 1, 2001.

During the year ended June 30, 1999, an action was filed against the Company in the Circuit Court of the State of Oregon alleging breach of contract, violation of the Franchise Act and fraud. The plaintiff sued for $100,000 plus attorney's fees. The Company settled the matter for $15,000 which has been recorded in accrued litigation settlements at June 30, 1999.

During the year ended June 30, 1994, an action was filed by a vendor against the Company for breach of a 1987 settlement agreement which obligated the Company to purchase certain restaurant supply items exclusively from the vendor and to pay for some items which were delivered under the 1987 settlement agreement.

During the year ended June 30, 1996, the parties settled the matter out of court (Note 14) and the Company agreed to pay the vendor an irrevocable consulting fee of $500,000, payable in monthly installments of $4,200 for a period of ten years which began on June 15, 1996. The Company also agreed to use the plaintiff vendor as the exclusive supplier of various paper products used in its restaurants for a five year period. The former president of the Company personally guaranteed the Company's obligations under the agreement.

During the year ended June 30, 1997, the Company filed a demand for arbitration alleging that the vendor violated the terms of the settlement agreement reached during the year ended June 30, 1996. In November, 1996, the parties entered into a third settlement agreement which superseded both previous agreements. Pursuant to the terms of the new final settlement agreement, the Company was required to pay the plaintiff a total sum of $238,000 consisting of an immediate lump sum payment of $101,000 to the vendor, monthly installment payments totaling $37,000 plus interest at 8% per annum through November 1, 1998 and $100,000

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies (continued)

LITIGATION SETTLEMENTS (CONTINUED)

(reduced to $75,000 by the plaintiff during the year ended June 30, 1998) payable in sixty monthly installments of $1,250.

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

In May 1987, the Company guaranteed the payments on a note payable to a former franchisee by the party to whom the franchise was sold. In April 1995, the outside party defaulted on the note payable and the plaintiff note holder filed a complaint for approximately $50,900, the balance remaining on the note. The parties settled the matter; the Company agreed to pay the plaintiff $56,700 in monthly installments of $2,500 and the entire balance was paid in full during the year ended June 30, 1999.

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

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies (continued)

LITIGATION SETTLEMENTS (CONTINUED)

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

In September 1995, an action was filed against the Company for breach of contract for failure to make payments under the terms of a promissory note and Security Agreement. The plaintiffs alleged that the Company defaulted on amounts due them totaling approximately $77,900. A tentative settlement was reached with the plaintiff's attorney but the plaintiffs did not agree to the terms. A Settlement Conference was held on June 29, 1996. The parties were unable to settle the matter at the Conference and the Court scheduled a trial date for October 16, 1996. However, prior to the trial date, the parties settled the matter with the

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company agreeing to pay the sum of approximately $54,500 plus interest at 10% per annum in monthly installments until paid in full. The Company has made regular monthly installment payments and the unpaid balance was paid in full during the year ended June 30, 1999.

In October 1996, an action was filed against the Company for sexual battery, intentional infliction of emotional distress and other allegations concerning sexual discrimination. The matter arose out of an alleged incident between an employee of the Company and the plaintiff. The Company resolved the matter by paying the plaintiff a settlement of $5,000 during the year ended June 30, 1998.

Litigation settlements are scheduled to mature as follows:

        Year ended June 30, 2000                   $  164,800
                            2001                       59,500
                            2002                       17,000
                                                   ----------
                                                   $  241,300
                                                   ==========

YEAR 2000 COMPLIANCE

During the year ended June 30, 1999, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs and conversions to new programs. The Company is also communicating with franchisees, vendors and others with which it conducts business to help them identify and resolve the year 2000 issue.

The total cost associated with the required modifications and conversions is not expected to be material to the Company's consolidated results of operations and financial position and is being expensed as incurred.

If modifications and conversions by the Company and those with which it conducts business are completed in a timely manner, the year 2000 issue is not expected by management of the Company to have a material adverse effect on the Company's consolidated results of operations and financial position.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Preferred Stock

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

No dividends were paid to the shareholder or former note holder during the years ended June 30, 1999, 1998 or 1997. Dividends in arrears on preferred stock totaled approximately $5,400 at June 30, 1999.

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

During the years ended June 30, 1999 and 1998, the Company issued 16,025,000 shares of its common stock at $.01 per share ($160,300) and 1,000,000 shares of its common stock at $.05 per share ($50,000), respectively, as payments on a loan to a former officer of the Company (Note 6).

During the year ended June 30, 1997, the Company raised approximately $515,000 from Regulation S stock offerings. In addition, the Company issued 150,000 shares of its common stock at $.10 per share to a consultant in exchange for $15,000 of future consulting services. At June 30, 1997, prepaid consulting services totaled $3,800 which were charged to operations during the year ended June 30, 1998. During the year ended June 30, 1997, the Company agreed to sell 5,300,000 shares of common stock at $.10 per share, 1,000,000 shares of common stock at $.07 per share and 650,000 shares of common stock at $.08 per share in exchange for noninterest bearing subscription notes receivable totaling $652,000. At June 30, 1997, $137,000 had not been collected on these notes and was recorded as a reduction of stockholders' equity. During the year ended June 30, 1998, $85,000 was written off as uncollectible on one note receivable and $52,000 remained unpaid on another note receivable and was recorded as a reduction of stockholders' equity at June 30, 1998. The $52,000 note receivable was written off as uncollectible during the year ended June 30, 1999 (Note 4).

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

The Company also entered into a subscription agreement during the year ended June 30, 1996, whereby the Company would issue 1,000,000 shares of common stock at $.21 per share and 1,000,000 shares of common stock at $.31 per share in exchange for subscription notes receivable of $210,000 and $310,000, respectively. At June 30, 1998 and 1997, $350,000 of these subscription notes receivable had not been collected and were recorded as a charge to stockholders' equity. The entire amount

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Common Stock (continued)

of these notes receivable was written off as uncollectible during the year ended June 30, 1999 (Note 4).

During the year ended June 30, 1997, restricted Section 144 common stock was issued in exchange for the purchases of Company-owned restaurants, the settlement of indebtedness and consulting services. The valuation of shares issued was based upon the estimated fair value of the Company's restricted
Section 144 common shares at the date of each exchange transaction. The value of the restricted shares issued was reduced from the quoted market price for unrestricted shares at the dates of issuance because of their lack of liquidity.


12.  Foreign Currency Transactions

All transactions with foreign franchises are conducted in U. S. Dollars. There is no material currency gain or loss.


13.  Income Taxes

Due to recurring net losses, the Company's income tax liability has been limited to the minimum California and Oregon franchise taxes. These taxes totaled $1,700, $2,500 and $1,600 for the years ended June 30, 1999, 1998 and 1997, respectively.


At June 30, 1999, the Company had Federal net operating loss carryforwards of approximately $6,565,400 for tax purposes. Net operating losses are scheduled to expire as follows:

        Year ended June 30, 2007        $  150,400
                            2008           284,500
                            2011         3,065,800
                            2012           959,500
                            2013           389,000
                            2014         1,716,200
                                        ----------
                                        $6,565,400
                                        ==========

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Income Taxes (continued)

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

The Company's deferred tax benefit is approximately $2,232,300 at June 30, 1999. The Company has provided a valuation allowance in that amount as it is the opinion of management that, due to the nature of the items generating the operating loss carryforwards, it is more likely than not that these items will expire before the Company is able to realize their benefit.

Expected Federal tax benefits for the years ended June 30, 1999, 1998 and 1997 were approximately $583,400, $132,300 and $233,400, respectively. Due to the current year's increase in tax net operating losses, the likelihood of realizing future tax benefits is lower that at June 30, 1998. Accordingly, the valuation allowance has been increased at June 30, 1999 by $583,400, the entire amount of the expected increase in tax benefits.

Due to the increase in tax net operating losses during the year ended June 30, 1998, the likelihood of realizing future tax benefits was lower than at June 30, 1997. Accordingly, the valuation allowance was increased at June 30, 1998 by $132,300, the entire amount of the expected increase in tax benefits.

During the year ended June 30, 1997, the Company reduced its net operating losses significantly and the valuation allowance was decreased $233,400 due to the increased realization of future tax benefits.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Subsequent Events

On July 23, 1999, the Company entered into agreements with two consultants. The agreements are for a fourteen month period and are scheduled to expire on September 30, 2000. The consultants are to assist the Company with the expansion of its operations by identifying, evaluating and structuring acquisitions of other companies. The consultants will also provide ongoing consulting services in the areas of management, strategic planning, corporate financing and marketing in connection with the Company's line of business.

In consideration for their efforts, the Company granted each consultant an option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.03 per share. The options are scheduled to expire on September 30, 1999. As of September 22, 1999, one of the consultants had exercised his option.

In August 1999, the Company entered into negotiations with its former president to obtain licensing rights to use the name "Magic Pizza" in connection with the Company's advertising efforts. The former president obtained the registered trademark for the name "Magic Pizza" during the year ended June 30, 1999.

In August 1999, the Company's Board of Directors approved an increase from 50,000,000 to 100,000,000 authorized shares of common stock.


15.  Fourth Quarter Adjustments

During the fourth quarter of the years ended June 30, 1999 and 1998, the Company recorded significant adjustments to its accounts which resulted in increasing net loss by approximately $1,821,000 and $470,000, respectively. The adjustments for the year ended June 30, 1999 were principally attributable to increasing the allowance for possible losses on franchisee notes receivable, the write off of uncollectible subscription notes receivable, the write off of the unrecoverable carrying amount of investments in affiliated corporations and the recording of accrued litigation settlements. The adjustments for the year ended June 30, 1998 were the recording of discounts on noninterest bearing notes receivable, increasing the allowance for possible losses on franchisee notes receivable, the write off of uncollectible subscription notes receivable and the recording of accrued legal expense.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Industry Segments

The Company operates principally in the food service industry, operating two segments: franchising and Company-owned restaurants. The franchising segment sells individual, multi- unit and territorial restaurant franchise licenses. The Company- owned restaurant segment operates full-service and takeout and delivery Numero Uno pizza restaurants. Total revenues, by segment, include sales to unaffiliated customers, as reported in the Company's consolidated statements of operations. Operating income (loss) is total revenue, less operating expenses.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Industry Segments (continued)


Segment information is as follows:
                                                  Company-owned
                                     Franchising   Restaurants
                                    ------------- -------------
  Year ended June 30, 1999

  Revenues from unaffiliated
   customers                        $    685,100  $   192,700
  Operating loss                    $ (1,964,900) $   (26,500)
  Identifiable assets at
   June 30, 1999                    $        -    $       -

  Year ended June 30, 1998

  Revenues from unaffiliated
   customers                        $  1,403,300  $ 1,109,800
  Operating loss                    $    (96,600) $  (249,200)
  Identifiable assets at
   June 30, 1998                    $        -    $   214,400

  Year ended June 30, 1997

  Revenues from unaffiliated
   customers                        $  1,405,400  $ 1,708,200
  Operating income (loss)           $    199,100  $  (114,600)
  Identifiable assets at
   June 30, 1997                    $      2,600  $ 1,151,500

  Depreciation:
  For the year ended
   June 30, 1999                    $        -    $    15,700
  For the year ended
   June 30, 1998                    $      2,600  $   161,600
  For the year ended
   June 30, 1997                    $     23,700  $   216,500

  Capital expenditures:
  For the year ended
   June 30, 1999                    $      1,100  $       -
  For the year ended
   June 30, 1998                    $        -    $    10,000
  For the year ended
   June 30, 1997                    $     12,200  $       -


                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      Charged to
                                         Charged to    Loss on
                             Beginning   Costs and     Specific     Ending
Description                   Balance     Expenses    Write-offs   Balance
-----------                 ----------- ------------ ----------- -----------
For the year ended June 30, 1999:

Allowance for doubtful
 accounts                   $    21,100 $     54,300  $   54,300 $    21,100
Loss on allowance for
 uncollectible notes
 receivable                 $   100,000 $    486,000  $  153,600 $   432,400
Discount on noninterest
 bearing notes receivable   $   267,000 $        -    $  134,800 $   132,200
Valuation allowance for
 deferred income tax
 assets                     $ 1,648,900 $    583,400  $      -   $ 2,232,300

For the year ended June 30, 1998:

Allowance for doubtful
 accounts                   $    65,900 $     32,500 $    77,300 $    21,100
Loss on allowance for
 uncollectible notes
 receivable                 $   416,500 $    219,400 $   535,900 $   100,000
Discount on noninterest
 bearing notes receivable   $       -   $    267,000 $       -   $   267,000
Valuation allowance for
 deferred income tax
 assets                     $ 1,516,600 $    132,300 $       -   $ 1,648,900


For the year ended June 30, 1997:

Allowance for doubtful
 accounts                   $    48,000 $     45,200 $    27,300 $    65,900
Loss on allowance for
 uncollectible notes
 receivable                 $   547,300 $     50,500 $   181,300 $   416,500
Valuation allowance for
 deferred income tax
 assets                     $ 1,750,000 $   (233,400)$       -   $ 1,516,600
