Form 10-Q
period 1999-09-30
N U PIZZA HOLDING CORP
filed 1999-11-12
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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


             16800 DEVONSHIRE ST., SUITE 305 GRANADA HILLS, CA 91344
             -------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

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

                                 [x] Yes [ ] No

As of September 30, 1999, there were 49,164,008 shares of common stock outstanding. Par value is $.001.

                          Part I. FINANCIAL INFORMATION


                          Item 1. FINANCIAL STATEMENTS

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                          September 30,    June 30,
                                              1999          1999
                                          -------------    --------
                                          (Unaudited)     (Audited)
                      ASSETS
Current assets:
 Cash and cash equivalents                  $ 70,300      $ 60,600
 Restricted cash                              10,000        16,800
 Franchisee advertising receivable            58,000        35,600
 Receivables, net of allowance for
  doubtful accounts of $21,100                62,800        54,000
 Advances to affiliated corporations          95,400        42,400
 Current portion of related party
  notes receivable, net of allowances
  of $150,300                                 96,700        96,700
 Current portion of notes receivable -
  franchisees, net of allowances of
  $295,700                                   125,500       130,500
 Prepaid expenses                             18,300        15,700
                                            --------      --------
        Total current assets                 537,000       452,300
                                            --------      --------
Other assets:
 Notes receivable - franchisees,
  net of allowances of $118,600              418,200       423,100
 Intangibles assets, net of
  accumulated amortization of $3,600           8,300         8,300
 Deposits                                     23,200        22,900
                                            --------      --------
                                             449,700       454,300
                                            --------      --------
                                            $986,700      $906,600
                                            ========      ========




See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                               September 30,       June 30,
                                                   1999              1999
                                               -------------       --------
                                                (Unaudited)        (Audited)
   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable and accrued expenses          $   379,900       $   350,500
 Accrued franchise advertising                       68,000            52,400
 Current portion of long-term debt                  117,000           167,700
 Current portion of litigation settlements          110,000           164,800
 Loans payable to related parties                   655,100           486,400
                                                -----------       -----------
        Total current liabilities                 1,330,000         1,221,800
                                                -----------       -----------
 Long-term debt, net of current portion             114,400           161,300
 Litigation settlements, net of current
  portion                                            73,400            76,500
 Deferred franchise fee income                       13,100            22,900

Stockholders' deficit:
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 80,000 shares issued and
  outstanding (aggregate liquidation
  preference $400,000)                                8,000             8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                                4,400             4,400
 Common stock, $.001 par value per
  share, authorized 100,000,000 and
  50,000,000 shares, shares issued,
  subscribed and outstanding
  49,164,008, and 48,164,008                         49,400            48,400
 Additional paid-in capital                       6,211,100         6,182,100
 Accumulated deficit                             (6,817,100)       (6,818,800)
                                                -----------       -----------
                                                   (544,200)         (575,900)
                                                -----------       -----------
                                                $   986,700       $   906,600
                                                ===========       ===========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                      September 30,    September 30,
                                           1999           1998
                                      -------------    -------------
                                       (Unaudited)     (Unaudited)
FRANCHISE OPERATIONS:

REVENUES:
 Initial franchise fees                $    9,800     $   14,800
 Royalties                                 89,000         99,300
 Rental income                                -            4,600
 Interest income                           10,200         10,600
 Rebate income                             34,300         31,400
 Other income                              20,000         20,400
 Forgiveness of debt                        5,600            -
                                       ----------     ----------
                                          168,900        181,100
                                       ----------     ----------
COSTS AND EXPENSES:

 General and administrative               157,400        165,900
 Interest expense                           9,000          2,300
                                       ----------     ----------
                                          166,400        168,200
                                       ----------     ----------
 Franchise operating income                 2,500         12,900
                                       ----------     ----------







See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                         ACCUMULATED DEFICIT (CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                          September 30,       September 30,
                                              1999                1998
                                          -------------       -------------
                                           (Unaudited)         (Unaudited)
COMPANY-OWNED RESTAURANT
 OPERATIONS:

 Sales                                    $        -          $    106,800
                                          ------------        ------------
COSTS AND EXPENSES:
 Cost of sales                                     -                34,000
 Operating                                         -                52,000
 General and administrative                        -                28,300
                                          ------------        ------------
                                                   -               114,300
                                          ------------        ------------
 Company-owned restaurant loss                     -                (7,500)
                                          ------------        ------------
 Income before income tax provision              2,500               5,400

 Income tax provision                              800               1,700
                                          ------------        ------------
 Net income                                      1,700               3,700

 Accumulated deficit,
  beginning of period                       (6,818,800)         (4,825,700)
                                          ------------        ------------
 Accumulated deficit, end of period       $ (6,817,100)       $ (4,822,000)
                                          ============        ============
 Net income per share - basic             $        -          $        -
                                          ============        ============
 Weighted average number
  of shares outstanding -  basic            48,229,225          32,139,008
                                          ============        ============
 Net income per share - diluted           $        -          $        -
                                          ============        ============
 Weighted average number
  of shares outstanding - diluted           48,229,225          32,139,008
                                          ============        ============


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                            September 30,   September 30,
                                                1999            1998
                                            -------------   -------------
                                             (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $  1,700        $  3,700
 Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
  Depreciation and amortization                    -            15,300
  Forgiveness of debt                           (5,600)            -
  Realization of deferred franchise
   fee income                                   (9,800)         (9,800)
 Changes in assets and liabilities:
  Receivables, net                              (8,800)         (3,800)
  Inventories                                      -              (100)
  Prepaid expenses                              (2,600)          3,600
  Accounts payable and accrued expenses         35,000         (18,800)
  Accrued expenses due to related party          7,500           7,500
  Deposits                                        (300)            -
                                              --------        --------
   Net cash provided (used)
    by operating activities                     17,100          (2,400)
                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Collections on notes receivable -
  franchisees                                    9,900          26,600
 Advances to affiliated corporations           (53,000)            -
                                              --------        --------
  Net cash (used) provided
   by investing activities                     (43,100)         26,600
                                              --------        --------




See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                          September 30,    September 30,
                                              1999             1998
                                          -------------    -------------
                                           (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in loans payable
  to related parties                        $ 161,200        $     -
 Principal payments on long-term debt        (155,500)         (30,700)
 Proceeds from issuance of
  common stock                                 30,000              -
                                            ---------        ---------
  Net cash provided (used)
   by financing activities                     35,700          (30,700)
                                            ---------        ---------
Net increase (decrease) in
 cash and cash equivalents                      9,700           (6,500)

Cash and cash equivalents,
 beginning of period                           60,600           54,800
                                            ---------        ---------
Cash and cash equivalents,
 end of period                              $  70,300        $  48,300
                                            =========        =========

Supplemental information:
 Cash paid for interest                     $  46,100        $   2,300
 Cash paid for income taxes                 $     800        $     -




See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

               N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

In the opinion of management of N. U. Pizza Holding Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations and changes in its cash flows for the three month periods presented.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the consolidated annual financial statements and notes.

These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1999.

Note 1.

A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-K.

The accompanying consolidated financial statements include the accounts of N.
U. Pizza Holding Corporation and its wholly-owned subsidiaries, Numero Uno Franchise Corporation and Formaggi Inc.. Intercompany transactions have been eliminated in consolidation.

Certain prior period balances have been reclassified in the consolidated financial statements to conform to the current period's presentation.

Note 2.  Common Stock

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

In consideration for their efforts, the Company granted each consultant an option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.03 per share. On September 22, 1999, one of the consultants exercised his option by paying the Company $30,000 in exchange for 1,000,000 shares of the Company's common stock, and on September 30, 1999, the option for the other consultant expired without being exercised.

Note 3.  Litigation

PENDING LITIGATION

During the year ended June 30, 1999, an action was filed for breach of contract against the Company, as lessee, by a landlord of a leased restaurant location that the Company subleased to a franchisee who subsequently vacated the premises. The plaintiff is claiming damages of $80,000. The Company had reached a tentative settlement of $65,000 with the plaintiff which is being renegotiated by the parties. Management is confident that settlement of the matter will not be materially different than $65,000 which has been recorded in accrued litigation settlements at September 30, 1999.

During the year ended June 30, 1999, an action was filed against the Company in the State of Oregon for breach of contract, violation of The Franchise Act and fraud. The plaintiff is seeking $100,000 plus attorney's fees. At September 30, 1999, the plaintiff was not moving forward with the case and is presently in bankruptcy. The Company intends to file a motion for summary judgment, and management believes that the Company will ultimately prevail at trial should a summary judgment not be granted.

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

In September 1995, an action was filed against the Company for breach of contract for failure to make payments on a promissory note totaling approximately $12,800. The Company filed an answer on December 6, 1995 and made a settlement offer to the plaintiffs but the plaintiffs' counsel has not pursued settlement. Currently, the case is dormant and the Company believes that the matter will eventually be settled for no more that the current balance due on the original promissory note of approximately $12,800, which has been classified as a current liability at September 30, 1999.

LITIGATION SETTLEMENTS

During the year ended June 30, 1996, the Company purchased a restaurant in exchange for shares of its common stock. The seller (plaintiff) was unable to subsequently sell the Company's common stock at the value established by the parties in connection with the Company's acquisition of the restaurant.

During the year ended June 30, 1999, the plaintiff filed an action against the Company alleging breach of contract, fraud and various other causes of action. In May 1999, the parties resolved their differences by entering into a settlement agreement. Pursuant to the terms of the settlement agreement, the Company agreed to pay the plaintiff a total sum of $158,500, consisting of two monthly payments of $29,250 which were made in May and June, 1999 and the balance of $100,000 in twenty-five monthly installments of $4,000 plus interest at 9% per annum. Pursuant to the settlement agreement, the Company made its initial $4,000 payment to the plaintiff on May 1, 1999 and began making scheduled monthly payments of $4,000 on August 1, 1999. All unpaid principal and interest is expected to be repaid in installments by the Company by November 1, 2001.

During the year ended June 30, 1999, an action was filed against the Company in the Circuit Court of the State of Oregon alleging breach of contract, violation of the Franchise Act and fraud. The plaintiff sued for $100,000 plus attorney's fees. The Company settled the matter for $15,000 which was paid during the three months ended September 30, 1999.

During the year ended June 30, 1994, an action was filed by a vendor against the Company for breach of a 1987 settlement agreement which obligated the Company to purchase certain restaurant supply items exclusively from the vendor and to pay for some items which were delivered under the 1987 settlement agreement.

During the year ended June 30, 1996, the parties settled the matter out of court and the Company agreed to pay the vendor an irrevocable consulting fee of $500,000, payable in monthly installments of $4,200 for a period of ten years which began on June 15, 1996. The Company also agreed to use the plaintiff vendor as the exclusive supplier of various paper products used in its restaurants for a five year period. The former president of the Company personally guaranteed the Company's obligations under the agreement.

During the year ended June 30, 1997, the Company filed a demand for arbitration alleging that the vendor violated the terms of the settlement agreement reached during the year ended June 30, 1996.

In November 1996, the parties entered into a third settlement agreement which superseded both previous agreements. Pursuant to the terms of the new final settlement agreement, the Company was required to pay the plaintiff a total sum of $238,000 consisting of an immediate lump sum payment of $101,000 to the vendor, monthly installment payments totaling $37,000 plus interest at 8% per annum through November 1, 1998 and $100,000 (reduced to $75,000 by the plaintiff during the year ended June 30, 1998) payable in sixty monthly installments of $1,250.

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

Note 4.  Income Taxes

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

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999:

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 1999, the Company had positive cash flow of $9,700. The Company has continued to make principal payments on its long-term debt which were offset by additional loans from related parties and cash received from the issuance of common stock. Cash and cash equivalents at September 30, 1999 were $70,300.

OPERATING ACTIVITIES

Accounts receivable have increased $8,800 to $62,800 at September 30, 1999 due to franchisees not making timely royalty payments.

Prepaid expenses increased $2,600 to $18,300 at September 30, 1999 primarily due to the prepayment of general liability insurance.

Deposits increased by a $300 to $23,200 at September 30, 1999 due to normal business fluctuations.

Accounts payable and accrued expenses increased $29,400 to $379,900 at September 30, 1999. This was due primarily to the Company's limited ability to generate cash flow to pay its obligations.

Deferred franchise fee income of $9,800 was realized during the three months ended September 30, 1999.

Accrued franchise advertising payable increased $15,600 to $68,000 at September 30, 1999. Correspondingly, franchisee advertising receivable has increased $22,400 to $58,000 and restricted cash has decreased $6,800 to $10,000 at September 30, 1999.

INVESTING ACTIVITIES

Advances to affiliated corporations increased $53,000 to $95,400 at September 30, 1999.

Notes receivable - franchisees decreased $9,900 to $543,700 at September 30, 1999 due to the collection of outstanding amounts due to the Company.

FINANCING ACTIVITIES

Long-term debt and litigation settlements decreased $97,600 and $57,900, respectively, to $231,400 and $183,400, respectively, at September 30, 1999 due to principal payments made by the Company.

Loans payable to related parties increased $168,700 to $655,100 at September 30, 1999. During the three months ended September 30, 1999, the Company borrowed $161,200 from its former president, and accrued additional obligations to him of $7,500.

Common stock and additional paid-in capital increased $1,000 and $29,000, respectively, to $49,400 and $6,211,100, respectively, at September 30, 1999. The Company issued 1,000,000 shares of common stock at $.03 per share upon the exercise of an option granted in connection with a consulting agreement entered into on July 23, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

FRANCHISE OPERATIONS

For the three months ended September 30, 1999, the Company recognized initial franchise fees of $9,800 from one international license agreement as compared to $14,800 in initial franchise fees for the three months ended September 30, 1998, a 33.8% decrease in fees.

The Company recognized $89,000 of royalty income during the three months ended September 30, 1999, a $10,300 (10.4%) decrease from royalty income of $99,300 recognized for the comparable period in 1998. The decrease was due primarily to a reduction in the total number of operating franchised restaurants during the three months ended September 30, 1999 as compared to the same period in 1998.

No rental income was recognized during the three months ended September 30, 1999 as compared to $4,600 of rental income recognized during the same period in 1998. This decrease is due to the franchisees paying their rent directly to the landlord instead of rents being passed through the Company as in prior years.

Interest income decreased $400 (3.8%) to $10,200 for the three months ended September 30, 1999 as compared to $10,600 for the three months ended September 30, 1998. This decrease is due to a decrease in interest bearing notes receivable outstanding during the three months ended September 30, 1999.

Rebate income increased $2,900 (9.2%) to $34,300 for the three months ended September 30, 1999 as compared to $31,400 for the three months ended September 30, 1998 due to the favorable renegotiation of certain rebate agreements.

Other income decreased $400 (2.0%) to $20,000 for the three months ended September 30, 1999 as compared to $20,400 for the three months ended September 30, 1998. The decrease in other income is primarily related to fluctuations in payments received from the Company's exclusive soft drink supplier.

The Company recognized $5,600 of forgiveness of debt income for the three months ended September 30, 1999 due to the writeoff of previously accrued accounts payable. There were no such writeoffs during the three months ended September 30, 1998.

General and administrative expenses consist of corporate payroll and related benefits, insurance, professional fees, license fees and depreciation and amortization. These expenses decreased $8,500 (5.1%) to $157,400 for the three months ended September 30, 1999 as compared to $165,900 for the three months ended September 30, 1998. This decrease is due primarily to an overall reduction in administrative and management staff expenses.

Interest expense increased by $6,700 (291.3%) to $9,000 for the three months ended September 30, 1999 as compared to $2,300 for the three months ended September 30, 1998 due to an increase in the amount of interest-bearing notes payable and interest-bearing litigation settlements.

COMPANY-OWNED RESTAURANT OPERATIONS

There were no Company-owned restaurant operations during the three months ended September 30, 1999. For the three months ended September 30, 1998, Company-owned restaurant revenues totaled $106,800 and Company-owned restaurant costs and expenses totaled $114,300, resulting in a Company-owned restaurant loss of $7,500.

PRESIDENT'S COMMENTS

For the first quarter of the year ended June 30, 2000, the Company showed a slight profit. Considerable capital resources were advanced to an affiliated investment group and utilized in developing a new dual concept restaurant, Numero Uno Pizza and Salsa Fresh Grill healthy Mexican food, which recently opened. Both concepts have very high product quality and one is designed for lunchtime sales and the other is geared toward nighttime dining, conceptually making for an excellent fit.

The investment group's second dual concept restaurant will be opening during the second quarter of the year ended June 30, 2000 in Sherman Oaks, California. The Company's management feels that the dual branding concept will open up new avenues for the Company.

The future and profitability of the Company look very promising.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on November 12, 1999.



N. U. Pizza Holding Corporation




By: /s/ Daniel A. Rouse
    ----------------------------
    Daniel A. Rouse, President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/                                                     Dated: November 12, 1999
---------------------------------------                        -----------------
Daniel A. Rouse,
Chairman of the Board,
President and Director


/s/                                                     Dated: November 12, 1999
---------------------------------------                        -----------------
Deborah Murphy,
Vice President, Secretary and
Director


/s/                                                     Dated: November 12, 1999
---------------------------------------                        -----------------
Jane Yennie,
Treasurer and Controller


/s/                                                     Dated: November 12, 1999
---------------------------------------                        -----------------
Michael Lorella,
Director