Form 10-Q
period 1999-12-31
N U PIZZA HOLDING CORP
filed 2000-03-20
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999.

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number 0-19522

                         N. U. PIZZA HOLDING CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     Nevada
           ----------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3656327
           ----------------------------------------------------------
                      (I.R.S. Employer Identification No.)

             16800 Devonshire St., Suite 305 Granada Hills, CA 91344
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 368-2616
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [x] Yes [ ] No

As of December 31, 1999, there were 49,164,008 shares of common stock out standing. Par value is $.001.

                          Part I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                              December 31,     June 30,
                                                 1999            1999
                                             ------------   ------------
                                              (Unaudited)     (Audited)
             ASSETS
Current assets:
 Cash and cash equivalents                   $     58,300   $     60,600
 Restricted cash                                   13,900         16,800
 Franchisee advertising receivable                 92,000         35,600
 Receivables, net of allowance for
  doubtful accounts of $21,100                    113,900         54,000

 Advances to affiliated corporations               57,600         42,400
 Current portion of related party
  notes receivable, net of allowances
  of $150,300                                      96,700         96,700
 Current portion of notes receivable -
  franchisees, net of allowances of
$295,700                                          125,500        130,500
 Prepaid expenses                                  15,300         15,700
                                             ------------   ------------
        Total current assets                      573,200        452,300
                                             ------------   ------------
Other assets:
 Notes receivable - franchisees,
  net of allowances of $118,600                   488,600        423,100
 Intangibles assets, net of
  accumulated amortization of $3,600                8,300          8,300
 Deposits                                          35,100         22,900
                                             ------------   ------------
                                                  532,000        454,300
                                             ------------   ------------

                                             $  1,105,200   $    906,600
                                             ============   ============

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                              December 31,     June 30,
                                                 1999            1999
                                             ------------   ------------
                                              (Unaudited)     (Audited)
   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable and accrued expenses       $    435,200   $    350,500
 Accrued franchise advertising                    105,900         52,400
 Current portion of long-term debt                117,000        167,700
 Current portion of litigation settlements        110,000        164,800
 Loans payable to related parties                 653,500        486,400
                                             ------------   ------------
        Total current liabilities               1,421,600      1,221,800
                                             ------------   ------------
 Long-term debt, net of current portion           152,700        161,300
 Litigation settlements, net of current
  portion                                          73,400         76,500
 Deferred franchise fee income                      3,400         22,900
Stockholders' deficit:
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 80,000 shares issued and
  outstanding (aggregate liquidation
  preference $400,000)                              8,000          8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                              4,400          4,400
 Common stock, $.001 par value per
  share, authorized 100,000,000 and
  50,000,000 shares, shares issued,
  subscribed and outstanding
  49,164,008, and 48,164,008                       49,200         48,400
 Additional paid-in capital                     6,211,100      6,182,100
 Accumulated deficit                           (6,818,600)    (6,818,800)
                                             ------------   ------------
                                                 (570,400)      (575,900)
                                             ------------   ------------
                                             $  1,105,200   $    906,600
                                             ============   ============

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                         Three Months Ended                Six Months Ended
                                            December 31,                     December 31,
                                        1999            1998            1999             1998
                                    ------------    ------------    ------------     ------------
                                            (Unaudited)                      (Unaudited)
FRANCHISE OPERATIONS:

REVENUES:
 Initial franchise fees             $      9,800    $     14,700    $     19,500     $     29,500
 Royalties                                89,000          99,200         175,600          198,500
 Rental income                              --             5,000            --              9,600
 Interest income                          10,200          11,200          18,300           21,800
 Rebate income                            34,300          36,600          68,000           68,000
 Other income                             20,000          16,100         140,100           36,500
 Gain on sale of restaurant
  and equipment                             --            15,800            --             15,800
 Forgiveness of debt                       5,600            --             5,600             --
                                    ------------    ------------    ------------     ------------
                                         168,900         198,600         427,100          379,700
                                    ------------    ------------    ------------     ------------
COSTS AND EXPENSES:
 Rent                                       --             8,500            --              8,500
 General and administrative              157,400         164,700         435,400          330,600
 Interest expense                          9,000          12,100          15,300           14,400
                                    ------------    ------------    ------------     ------------
                                         166,400         185,300         450,700          353,500
 Franchise operating                        --              --
  income (loss)                            2,500          13,300         (23,600)          26,200
                                    ------------    ------------    ------------     ------------


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                         Three Months Ended                Six Months Ended
                                            December 31,                     December 31,
                                        1999            1998            1999             1998
                                    ------------    ------------    ------------     ------------
                                            (Unaudited)                      (Unaudited)
COMPANY-OWNED RESTAURANT
 OPERATIONS:
 Sales                              $       --      $     33,200    $       --       $    140,000
                                    ------------    ------------    ------------     ------------
COSTS AND EXPENSES:
 Cost of sales                              --            11,500            --             45,500
 Operating                                                  --            17,500           69,500
 General and
  administrative                            --            11,500            --             39,800
                                    ------------    ------------    ------------     ------------
                                            --            40,500            --            154,800
                                    ------------    ------------    ------------     ------------
 Company-owned
  restaurant loss                           --            (7,300)           --            (14,800)
                                    ------------    ------------    ------------     ------------
 Income (loss) before
  income tax provision                     2,500           6,000         (23,600)          11,400
 Income tax provision                        800            --               800            1,700
                                    ------------    ------------    ------------     ------------
 Net income (loss)                  $      1,700    $      6,000         (24,400)           9,700
                                                                    ============     ============
 Accumulated deficit,
  beginning of period                                                 (6,818,600)      (4,825,700)
                                                                    ------------     ------------
 Accumulated deficit,
  end of period                                                     $ (6,794,200)    $ (4,816,000)
                                                                    ============     ============
 Net income (loss)
  per share - basic                 $       0.00    $       0.00    $       0.00     $       0.00
                                    ============    ============    ============     ============
 Weighted average
  number of shares
  outstanding - basic                 48,229,225      44,157,758      48,000,283       38,148,383
                                    ============    ============    ============     ============
 Net income (loss)
  per share - diluted               $       0.00    $       0.00    $       0.00     $       0.00
                                    ============    ============    ============     ============
 Weighted average
  number of shares
  outstanding - diluted               48,229,225      44,157,758      48,000,283       38,148,383
                                    ============    ============    ============     ============

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                 December 31,      December 31,
                                                     1999             1998
                                                 ------------     ------------
                                                 (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income /loss                                     $ (24,400)      $   9,700
 Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
  Depreciation and amortization                            --            24,700
  Forgiveness of debt                                    (5,600)        (15,800)
  Realization of deferred franchise
   fee income                                            (9,800)        (19,500)
 Changes in assets and liabilities:
  Receivables, net                                       (8,800)        (54,000)
  Inventories                                              --             3,600
  Prepaid expenses                                       (3,000)          9,500
  Accounts payable and accrued expenses                  35,000         (81,900)
  Accrued expenses due to related party                   7,500          15,000
  Deposits                                                 (300)           (900)
                                                      ---------       ---------
   Net cash provided (used)
    by operating activities                              (9,400)       (108,700)
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Collections on notes receivable -
  franchisees                                             9,900         110,200
 Advances to affiliated corporations                    (57,600)        (20,800)
                                                      ---------       ---------
  Net cash (used) provided
   by investing activities                              (47,700)         89,400
                                                      ---------       ---------


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                  December 31,      December 31,
                                                     1999             1998
                                                  ------------     ------------
                                                  (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in loans payable
  to related parties                                  $ 170,600       $ 116,800
  Principal payments on long-term debt                 (155,500)       (107,200)
  Proceeds from issuance of
  common stock                                           30,000            --
                                                      ---------       ---------
  Net cash provided (used)
   by financing activities                               45,100           9,600
                                                      ---------       ---------
Net increase (decrease) in
 cash and cash equivalents                              (12,000)         (9,700)

Cash and cash equivalents,
 beginning of period                                     60,600          54,800
                                                      ---------       ---------
Cash and cash equivalents,
 end of period                                        $  58,300       $  45,100
                                                      =========       =========


Supplemental information:

 Cash paid for interest                               $  46,100       $  12,100

 Cash paid for income taxes                           $     800       $     900


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)


In the opinion of management of N. U. Pizza Holding Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1999 and the results of its operations and changes in its cash flows for the three and six month periods presented.

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

The accompanying consolidated financial statements include the accounts of N. U. Pizza Holding Corporation.

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

As part of the second settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,200 for a period of ten years commencing on June 15, 1996 and to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno Pizzeria restaurants for a period of five years. Subsequently, the Company filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that the plaintiff violated the terms of the second settlement agreement. In November 1996, the parties entered into a third settlement agreement which superseded both previous agreements refer enced above. This final settlement agreement required the Company to pay the plaintiff a total of $238,000 consisting of an immediate cash payment of $101,000, subsequent installment payments totaling $37,000 plus interest at 8% per annum due on November 1, 1998 and $100,000 (reduced to $75,000 during the year ended June 30,
1998) payable in sixty monthly installments of $1,250.

At March 31, 1999, the Company classified the remaining amount due under the terms of the final settlement agreement as a litigation settlement on its balance sheet.

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

In May 1987, the Company guaranteed the payments on a note payable to a former franchisee by the party to whom the franchise was sold. In April 1995, the outside party defaulted on the note payable and the plaintiff noteholder filed a complaint for approximately $50,900, the balance remaining on the note. The parties settled the matter; the Company agreed to pay the plaintiff $56,700 in monthly installments of $2,500 until paid in full. At March 31, 1999 approximately $700 remained unpaid and was accrued as a current liability in connection with this case.

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

In September 1995, an action was filed against the Company for breach of contract for failure to make payments under the terms of a promissory note and Security Agreement. The plaintiffs alleged that the Company defaulted on amounts due them totaling approximately $77,900. A tentative settlement was reached with the plaintiff's attorney but the plaintiffs did not agree to the terms. A Settlement Conference was held on June 29, 1996. The parties were unable to settle the matter at the Conference and the Court scheduled a trial date for October 16, 1996. However, prior to the trial date, the parties settled the matter with the Company agreeing to pay the sum of approximately $54,500 plus interest at 10% per annum in monthly installments which was paid in full during the nine months ended March 31, 1999.

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

Note 5. Resignation of Officer and Directors

On January 1, 1999, the Company's founder and president, Ronald J. Gelet, resigned his directorship and officerships in the Company so that he would have more time to deal with some serious family matters and to pursue other interests, both of a personal and professional nature. In conjunction with Mr. Gelet's decision, his wife, Gloria Gelet, also resigned her directorship in the Company as of January 1, 1999.

Dan Rouse, vice president and a director of the Company for the past five years, with the approval of the Company's board of directors, has succeeded Mr. Gelet as president of the Company.

Jane Yennie, controller of the Company resigned her officership as Treasurer on February 15, 2000.

Note 6. Subsequent Event

On February 4, 2000, the Company filed chapter 11.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1999:

LIQUIDITY AND CAPITAL RESOURCES.

For the six months ended December 31, 1999, the Company had an overall negative cash flow of $12,000. Collection of principal amounts due on notes receivable were offset by the Company's continued payments on outstanding trade and notes payable. Cash and cash equivalents at December 31, 1999 were $58,300.

OPERATING ACTIVITIES.

Accounts receivable increased $12,900 to $113,900 at December 31 1999 due to franchisees not paying their royalties timely.

Prepaid expenses increased $7,700 to $15,300 at December 31, 1999. The increase is due primarily to the prepayment of general liability insurance.

Intangible assets decreased to $8,300 during the six months ended December 31, 1999.

Accounts payable and accrued expenses increased $137,000 to $435,200 at December 31, 1999. This was due primarily to the Company's limited ability to generate cash flow to pay its obligations.

Accrued franchise advertising payable increased $40,200 during the six months ended December 31, 1999. This increase is offset by an increase in advertising fund receivables of $45,100 and an decrease in advertising cash of $4,900.

Deferred license fees of $19,500 were recognized as income during the six months ended December 31, 1999.

Related party loans payable increased $167,100 to $653,500 at December 31, 1999. During the six months ended December 31, 1999, the Company borrowed $159,600 from its former president, and accrued additional obligations to him of $7,500.

INVESTING ACTIVITIES:

Notes receivable - franchisees and related party notes receivable decreased $398,900 to $614,100 and 96,700, respectively, at December 31, 1999 due to the collection of outstanding amounts due to the Company.

Advances to affiliated corporations increased $53,000 to $95,400 at December 31, 1999.

FINANCING ACTIVITIES.

Long-term debt and litigation settlements decreased $97,600 and $57,900, respectively, to $231,400 and $183,400, respectively, at December 31, 1999 due to principal payments made by the Company.

Common stock and additional paid-in capital increased $1,000 and $29,000, respectively, to $49,200 and $6,211,100, respectively, at December 31, 1999. The Company issued 1,000,000 shares of common stock at $.03 per share upon the exercise of an option granted in connection with a consulting agreement entered into on July 23, 1999.

RESULTS OF OPERATIONS.

SIX MONTHS ENDED DECEMBER 31, 1999
AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998

FRANCHISE OPERATIONS.

For the six months ended December 31, 1999, the Company recognized initial franchise fees of $19,500, the same during the six months ended December 31, 1998.

The Company recognized $175,600 of royalty income during the six months ended December 31, 1999, a $22,900 (12%) decrease from royalty income of $198,500 recognized for the comparable period in 1998. The decrease was due primarily to a reduction in the total number of operating franchised restaurants during the six months ended December 31, 1999 as compared to the same period in 1998.

No rental income was recognized during the six months ended December 31, 1999 as compared to $4,600 of rental income recognized during the same period in

1998. This decrease is due to the franchisees paying their rent directly to the landlord instead of rents being passed through the Company as in prior years.

Interest income decreased $3,500 (16%) to $18,300 for the six months ended December 31, 1999 as compared to $21,800 for the six months ended December 31, 1998.This decrease is due to a decrease in interest bearing notes receivable outstanding during the six months ended December 31, 1999.

Rebate income maintained the same $68,000 during the six months ended December 31, 1999 as compared to the six months ended December 31, 1998, due to the favorable renegotiation of certain rebate agreements.

Other income increased $103,600 (283.8%) to $140,100 for the six months ended December 31, 1999 due primarily to the one-time receipt during the six months ended December 31, 1999 from a promotion Company to be used exclusively.

The Company recognized $5,600 of forgiveness of debt income for the six months ended December 31, 1999 due to the writeoff of previously accrued accounts payable. There were no such writeoffs during the three months ended December 31, 1998.

General and administrative expenses increased $104,800 (32%) to $435,400 during the six months ended December 31, 1999 as compared to the six months ended December 31, 1998 due primarily to franchisee who vacated their stores leaving corporate debt.

Interest expense increased $900 (6.2%) to $15,300 for the six months ended December 31, 1999 as compared to the six months ended December 31, 1998 due to an increase in the Company's long-term debt.

COMPANY-OWNED RESTAURANT OPERATIONS.

There were no Company-owned restaurant operations during the six months ended December 31, 1999. For the six months ended December 31, 1998, Company-owned restaurant revenues totaled $140,000 and Company-owned restaurant costs and expenses totaled $154,300, resulting in a Company-owned restaurant loss of $14,800.

THREE MONTHS ENDED DECEMBER 31, 1999
AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

FRANCHISE OPERATIONS.

For the three months ended December 31, 1999, the Company recognized initial franchise fees of $9,800 from one international license agreement as compared to $14,700 in initial franchise fees for the three months ended December 31, 1998, a 33.8% decrease in fees.

The Company recognized $89,000 of royalty income during the three months ended December 31, 1999, a $10,200 (10.3%) decrease from royalty income of $99,200 recognized for the comparable period in 1998. The decrease was due primarily to a reduction in the total number of operating franchised restaurants during the three months ended December 31, 1999 as compared to the same period in 1998.

No rental income was recognized during the three months ended December 31, 1999 as compared to $5,000 of rental income recognized during the same period in 1998. This decrease is due to the franchisees paying their rent directly to the landlord instead of rents being passed through the Company as in prior years.

Interest income decreased $1,000 (8.5%) to $10,200 for the three months ended December 31, 1999 as compared to $11,200 for the three months ended December 31 1998. This decrease is due to a decrease in interest bearing notes receivable outstanding during the three months ended December 31, 1999.

Rebate income decreased $2,300 (6.3%) to $34,300 during the three months ended December 31, 1999 as compared to the three months ended December 31, 1998, due to an overall decline in system-wide sales.

Other income increased $3,900 (24.2%) to $20,000 for the three months ended December 31, 1999, the decrease in other income is primarily related to fluctuations in payments received from the Company's exclusive soft drink supplier.

The Company recognized a gain of $15,800 on the sale of its one remaining Company-owned restaurant and equipment during the three months ended December 31, 1998.

The Company recognized $5,600 of forgiveness of debt income for the three months ended December 31, 1999 due to the writeoff of previously accrued accounts payable. There were no such writeoffs during the three months ended December 31, 1998.

General and administrative expenses consist of corporate payroll and related benefits, insurance, professional fees, license fees and depreciation and amortization. These expenses decreased $7,300 (4.4%) to $157,400 for the three months ended December 31, 1999 as compared to $164,700 for the three months ended December 31 1998. This decrease is due primarily to an overall reduction in administrative and management staff expenses.

Interest expense decreased $3,100 (25.6%) to $9,000 for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998 This was due primarily to the Company's limited ability to generate cash flow to pay its obligations.

COMPANY-OWNED RESTAURANT OPERATIONS.

There were no Company-owned restaurant operations during the three months ended December 31, 1999. For the three months ended December 31, 1998, Company-owned restaurant revenues totaled $33,200 and Company-owned restaurant costs and expenses totaled $40,500, resulting in a Company-owned restaurant loss of $7,300.

PRESIDENT'S COMMENTS:

During this last quarter, the Company continued to be plagued by non-performing obligations and creditors whose excessive demands were consuming all of the Company's cash flow. In order to give the company an opportunity to move forward, the company elected on February 4, 2000 to file for reorganization and protection under Chapter 11 of the Federal Bankruptcy Laws.

With the non-performing obligations and the old creditors on hold, the company can now concentrate on developing a plan which will give it the ability to meet its obligations while growing and experiencing positive cash flow.

During the first month under the protection of the filing, the company has been able to easily meet all of its obligations and is experiencing positive cash flow.

We will now devote our time to a detailed plan to grow the company, improve and expand our franchisee base and bring additional capital into the company. For the first time since I have taken over as President of the company, we are in a position to concentrate our energy on the issues that need attention in order for the company to prosper. Although it will take time, we are confident that we will come out of this reorganization a stronger competitor and a more viable company.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security
         Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Granada Hills, State of California on March 22, 2000.

N. U. PIZZA HOLDING CORPORATION

By: /s/
   ------------------------------------
   Dan Rouse
   President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/                                        Dated: 3/22/00
----------------------------------                -----------------------------
Dan Rouse
Director and President

/s/                                        Dated: 3/22/00
----------------------------------                -----------------------------
Deborah Murphy
Director, Vice President and
Secretary

/s/                                        Dated: 3/22/00
----------------------------------                -----------------------------
Jane Yennie
Controller

/s/                                        Dated: 3/22/00
----------------------------------                -----------------------------
Michael L. Lorella
Director