Form 10-Q
period 2000-03-31
N U PIZZA HOLDING CORP
filed 2000-05-25
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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

                                     Nevada
                          -----------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3656327
                          -----------------------------
                      (I.R.S. Employer Identification No.)

              3550 Wilshire Blvd., Suite 1725 Los Angeles, CA 90010
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (213) 252-9991
                          -----------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [x] Yes  [ ] No

As of March 31, 2000, there were 49,164,008 shares of common stock outstanding. Par value is $.001.

                          PART I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                             March 31,         June 30,
                                                               2000              1999
                  ASSETS                                   (Unaudited)         (Audited)
                                                         ------------       ------------
Current assets:
 Cash and cash equivalents                               $     14,200       $     60,600
 Restricted cash                                               11,100             16,800
 Franchisee advertising receivable                             27,000             35,600
 Receivables, net of allowance for
  doubtful accounts of $21,100                                113,900             54,000
 Advances to affiliated corporations                           57,600             42,400
 Current portion of related party
  notes receivable, net of allowances
  of $150,300                                                  96,700             96,700

 Current portion of notes receivable -
  franchisees, net of allowances of $295,700                  115,500            130,500
 Prepaid expenses                                              15,300             15,700
                                                         ------------       ------------
     Total current assets                                     451,300            452,300
                                                         ------------       ------------
Other assets:

 Notes receivable - franchisees, net
  of allowances of $118,600                                   535,600            423,100
 Intangible assets, net of accumulated
  amortization of $3,600                                        8,300              8,300
 Deposits                                                      35,100             22,900
                                                         ------------       ------------
                                                              579,000            454,300
                                                         ------------       ------------

                                                            1,030,300       $    906,600
                                                         ============       ============

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                           March 31,           June 30,
                                                             2000                1999
                                                         ------------        ------------
                                                          (Unaudited)          (Audited)

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                        416,300             350,500
 Accrued franchise advertising                                 38,100              52,400
 Current portion of long-term debt                       $    126,300        $    167,700
 Current portion - litigation settlements                     110,000             164,800
 Loans payable to related parties                             617,300             486,400
                                                         ------------        ------------
         Total current liabilities                          1,308,000           1,221,800
                                                         ------------        ------------
Long-term debt, net of current portion                        152,700             161,300
Litigation settlements, net of
 current portion                                              117,000              76,500
Deferred franchise fee income                                       -              22,900

Stockholders' equity:
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 80,000 shares issued and
  outstanding (aggregate liquidation
  preference $400,000)                                          8,000               8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                                          4,400               4,400
 Common stock, $.001 par value per
  share, authorized 100,000,000 and
  50,000,000 shares, 49,164,008 and
  48,164,008 shares issued, subscribed
  and outstanding, respectively                                49,200              48,400
 Additional paid-in capital                                 6,211,100           6,182,100
 Accumulated deficit                                       (6,820,100)         (6,818,800)
                                                         ------------        ------------
                                                             (570,400)           (575,900)
                                                         ------------        ------------
                                                         $  1,030,300        $    906,600
                                                         ============        ============


                                       3

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.



                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                             Three Months Ended      Nine Months Ended
                                   March 31,              March 31,
                               2000       1999        2000       1999
                            ---------- ----------  ---------- ----------
                                 (Unaudited)            (Unaudited)
FRANCHISE OPERATIONS:

REVENUES:

 Initial franchise fees     $   14,800 $    9,800  $   34,300 $   39,300
 Royalties                     139,400     97,200     315,600    295,700
 Rental income                    -         6,100        -        15,700
 Interest income                10,200     11,400      28,500     33,200
 Rebate income                  22,800     30,800      90,800     98,800
 Other income                     -        14,400     140,100     50,900
 Gain on sale of restaurant
  and equipment                   -         2,700        -        18,500
 Forgiveness of debt              -            -        5,600       -
                            ---------- ----------  ---------- ----------
                               187,200    172,400     614,900    552,100
                            ---------- ----------  ---------- ----------
COSTS AND EXPENSES:
 Rent                             -         9,000        -        17,500
 General and administrative    161,000    122,600     596,400    453,200
 Interest expense                7,100      5,000      22,400     19,400
                            ---------- ----------  ---------- ----------
                               168,100    136,600     618,800    490,100
                            ---------- ----------  ---------- ----------
 Franchise operating income     19,100     35,800      (3,900)    62,000
                            ---------- ----------  ---------- ----------


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (CONTINUED)
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999


                                       Three Months Ended                  Nine Months Ended
                                              March 31,                          March 31,
                                       2000             1999               2000             1999
                                    -----------      -----------      ------------      ------------
COMPANY-OWNED RESTAURANT                     (Unaudited)                       (Unaudited)
 OPERATIONS:
 Sales                              $         -      $    20,700      $          -      $    160,700
                                    -----------      -----------      ------------      ------------
COSTS AND EXPENSES:
 Cost of sales                                -            4,900                 -            50,400
 Operating                                    -           12,500            17,500            82,000
 General and administrative                   -            4,600                 -            44,400
                                    -----------      -----------      ------------      ------------
                                              -           22,000            17,500           176,800
                                    -----------      -----------      ------------      ------------
 Company-owned restaurant loss                -           (1,300)          (17,500)          (16,100)
                                    -----------      -----------      ------------      ------------
 Income (loss) before
  income tax provision                        -           34,500           (23,600)           45,900

 Income tax provision                         -                -               800             1,700
                                    -----------      -----------      ------------      ------------
 Net income (loss)                  $         -      $    34,500           (24,400)           44,200
                                    ============      ============
 Accumulated deficit,
  beginning of period                                                   (6,818,800)       (4,825,700)
                                                                      ------------      ------------
 Accumulated deficit,
  end of period                                                       $ (6,820,100)     $ (4,781,500)
                                                                      ============      ============
 Net income (loss)
  per share - basic                 $      0.00      $      0.00      $       0.00      $       0.00
                                    ===========      ===========      ============      ============
 Weighted average number of
  shares outstanding - basic         49,164,008       48,164,008        49,164,008        41,438,182
                                    ===========      ===========      ============      ============
 Net income (loss)
  per share - diluted               $      0.00      $      0.00      $       0.00      $       0.00
                                    ===========      ===========      ============      ============
 Weighted average number
  of shares outstanding -
  diluted                            49,164,008       48,164,008        49,164,008        41,438,182
                                    ===========      ===========      ============      ============

See accompanying notes to financial stements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                           March 31,        March 31,
                                                             2000             1999
                                                          ----------       ----------
                                                          (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                        $   (5,600)      $   44,200
  Adjustments to reconcile net
   income (loss) to net cash (used)
   provided by operating activities:
   Depreciation and amortization                              29,900           29,900
   Forgiveness of debt                                        (5,600)
   Gain on sale of restaurants and equipment                       -          (18,500)
   Realization of deferred income                             (9,800)         (29,300)
  Changes in assets and liabilities:
   Receivables, net                                           (8,800)         (56,400)
   Inventories                                                     -              100
   Prepaid expenses                                                -             (500)
   Accounts payable and accrued expenses                     (18,900)         (84,200)
   Accrued royalties due to related party                      4,900           26,900
   Deposits                                                        -           (5,300)
                                                          ----------       ----------
   Net cash (used) provided by
    operating activities                                     (13,900)         (93,100)
                                                          ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Collections on notes receivable                              35,500          125,500
 Advances to affiliated corporations                         (57,600)         (20,800)
                                                          ----------       ----------
  Net cash provided by investing activities                  (22,100)         103,600
                                                          ----------       ----------


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                           March 31,       March 31,
                                                             2000             1999
                                                          ----------       ----------
                                                         (Unaudited)       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in amounts due to related parties               $  170,600       $        -
 Increase in notes payable                                         -          116,800
 Principal payments on long-term debt                       (155,500)        (131,400)
                                                          ----------       ----------
 Net cash provided (used)
 by financing activities                                      45,100          (14,600)
                                                          ----------       ----------
Net (decrease) increase
 in cash and cash equivalents                                (44,100)          (4,100)

Cash and cash equivalents,
 beginning of period                                          58,300           54,800
                                                          ----------       ----------
Cash and cash equivalents, end of period                  $   14,200       $   50,700
                                                          ==========       ==========

Supplemental information:

 Cash paid for interest                                   $   46,100       $   17,100
 Cash paid for income taxes                               $      800       $    1,700


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

In the opinion of management of N. U. Pizza Holding Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and changes in its cash flows for the three and nine month periods presented.

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

In consideration for their efforts, the Company granted each consultant an option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.03 per share. On September 22, 1999, one of the consultants exercised his option by paying the Company $30,000 in exchange for 1,000,000 shares of the Company's common stock. On February 28, 2000, the second consultant exercised his option by paying the Company $60,000 in exchange for 2,000,000 shares of the Company's common stock.

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

Note 4.  Income Taxes

The Company's federal income tax provisions for the three and nine month periods presented have been eliminated by the utilization of net operating loss carryforwards. The Company would have been required to pay additional federal income taxes in these periods had it not been able to utilize these carryforwards. A provision for minimum state income taxes has been provided in the consolidated financial statements.

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

Jane Yennie, controller of the Company resigned her officership as Treasurer on February 15, 2000. On April 15, 2000, Jane Yennie was relived of her responsibility of Corporate Controller and was let go.

Note 6.  Subsequent Event

On February 4, 2000, the Company filed chapter 11.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2000:

LIQUIDITY AND CAPITAL RESOURCES.

After filing of chapter 11 the Company staff and attorneys have worked with franchisees on their past due royalty and note payments due to the company. Plans have been worked out with franchisees to pay arrears on short term notes to go into effect April 2000. Cash and cash equivalents at March 31, 2000 were $14,200.

OPERATING ACTIVITIES.

Accounts receivable remain unchanged $113,900 at March 31, 2000.

Prepaid expenses remain unchanged $15,300 at March 31, 2000.

Intangible assets remain unchanged $8,800 at March 31, 2000.

Accounts payable and accrued expenses decreased $18,900 to $416,300 at March 31, 2000, primarily due to the increased payment of outstanding trade payables.

Related party loans payable decreased $18,200 to $617,300 at March 31, 2000.

INVESTING ACTIVITIES:

Notes receivable - franchisees and related party notes receivable increased $37,000 to $651,100 at March 31, 2000 due to the rearrangements of past due payments.

RESULTS OF OPERATIONS.

NINE MONTHS ENDED MARCH 31, 2000
AS COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

FRANCHISE OPERATIONS.

For the nine months ended March 31, 2000, the Company recognized initial franchise fees of $29,300 from one international license contract and $5,000 one-time transfer fee from franchisee, a 12.7% decrease in fees from the same period in 1999.

The Company recognized $315,600 of royalty income during the nine months ended March 31, 2000, a $19,900 (6.7%) increase from royalty income of $295,700 recognized for the comparable period in 1999.

No rental income was recognized during the nine months ended March 31, 2000 as compared to $15,700 of rental income recognized during the same period in 1999. This decrease is due to the franchisees paying their rent directly to the landlord instead of rents being passed through the Company as in prior years.

Interest income decreased $4,700 (14.2%) to $28,500 for the nine months ended March 31, 2000 as compared to $33,200 for the nine months ended March 31, 1999. This decrease is due to an decrease in interest bearing notes receivable outstanding during nine months ended March 31, 2000.

Rebate income decreased $8,000 (8.1%) to $90,800 during the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999, due to an overall decline in system-wide sales.

Other income increased $89,200 (75.3%) to $140,100 for the nine months ended March 31, 2000 due primarily to a one-time receipt during the nine months ended March 31, 1998 from a promotion Company to be used exclusively.

The Company recognized $5,600 of forgiveness of debt income for the nine months ended March 31, 2000 due to the writeoff of previously accrued accounts payable. There were no such writeoffs during the nine months ended March 31, 1999.

General and administrative expenses increased $143,200 (31.6%) to $596,400 during the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999 due primarily to franchisee who vacated their stores leaving corporate debt.

Interest expense increased $3,000 (15.5%) to $22,400 for the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999 due to a change in interest payments on the Company's long-term debt.

COMPANY-OWNED RESTAURANT OPERATIONS.

There were no Company-owned restaurant operations during the nine months ended March 31, 2000. For the nine months ended March 31, 1999, Company-owned restaurant revenues totaled $160,700 and Company-owned restaurant costs and expenses totaled $176,800, resulting in a Company-owned restaurant loss of $16,100.

THREE MONTHS ENDED MARCH 31, 2000
AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

FRANCHISE OPERATIONS.

For the three months ended March 31, 2000 and 1999, the Company recognized initial franchise fees of $14,800 from one international license contract and $5,000 one-time transfer fee from franchisee, a 51.0% increase in fees from the same period in 1999.

The Company recognized $139,400 of royalty income during the three months ended March 31, 1999, a $42,200 (43.4%) increase from royalty income of $97,200 recognized for the comparable period in 1999. The increase was due primarily to collecting back royalties from franchisees.

No rental income was recognized during the three months ended March 31, 2000 as compared to $6,100 of rental income recognized during the same period in 1999. This decrease is due to the franchisees paying their rent directly to the landlord instead of rents being passed through the Company as in prior years.

Interest income decreased $1,200 (10.5%) to $10,200 for the three months ended March 31, 2000 as compared to $11,400 for the three months ended March 31, 1999. This decrease is due to a decrease in collections on notes receivable during the current quarter.

Rebate income decreased $8,000 (26.0%) to $22,800 during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, due to an overall decline in system-wide sales.

General and administrative expenses increased $38,400 (31.3%) to $161,000 during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due primarily to franchisee who vacated their stores leaving corporate debt.

Interest expense increased $2,100 (42.0%) to $7,100 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to a change in interest payments on the Company's long-term debt.

COMPANY-OWNED RESTAURANT OPERATIONS.

There were no Company-owned restaurant operations during the three months ended March 31, 2000. For the three months ended March 31, 1999, Company-owned restaurant revenues totaled $20,700 and Company-owned restaurant costs and expenses totaled $22,000, resulting in a Company-owned restaurant loss of $1,300.

PRESIDENT'S COMMENTS:

After filing of chapter 11 the company has shown positive cash flow, while maintaining current obligations. We have taken steps to reduce overhead and staff. Also the company has hired a new accounting firm to help through chapter 11 and to do year end audit as well as the required filings for Securities and Exchange Commission in order to maintain the public status.

Three new stores have been opened. Two of the stores being dual concept stores featuring Numero Uno and Salsa Fresh Grill menu items; one store is Numero Uno take-out and delivery store. This is a very positive move for the corporation. Some of these stores have assumed lease obligations that the company was paying before.

The company has also gone on the Internet throughout the chain for customers to order online. Long term we feel that this will increase sales. Numero Uno started a very aggressive marketing campaign using cable TV to build awareness and sales.

The Company has also started to lay the groundwork to expand outside the state of California using the trade name NU Magic Pizza.

We feel very confident that the Company will come out of chapter 11 stronger and more focused.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on May 22, 2000.

N. U. PIZZA HOLDING CORPORATION

By: /S/ Dan Rouse
   --------------------------------------
    Dan Rouse
    President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Dan Rouse                               Dated: 5/22/00
-------------------------------                    ------------------
Dan Rouse
Director, President and Treasurer

/s/ Deborah Murphy                          Dated: 5/22/00
-------------------------------                    ------------------
Deborah Murphy
Director, Vice President and
Secretary

/s/ Michael L. Lorella                      Dated: 5/22/00
-------------------------------                    ------------------
Michael L. Lorella
Director