Form 10-K
period 2000-06-30
N U PIZZA HOLDING CORP
filed 2000-11-15
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                     For the fiscal year ended June 30, 2000

                                       OR

[x] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 0-19522


                         N. U. PIZZA HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

           NEVADA                                              95-3656327
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


3550 WILSHIRE BOULEVARD, SUITE 1725 LOS ANGELES, CA              90010
---------------------------------------------------             -------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (213)252-9991

Securities registered pursuant to Section 12 (b) of the Act:

                                                Name of each exchange
   TITLE OF EACH CLASS                          ON WHICH REGISTERED
-------------------------                       -----------------------
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

                              [x] Yes          [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of shares of the voting stock held by non-affiliates of the Company, based on the bid price of such stock on the Over-The-Counter electronic bulletin board on October 2, 2000 was $1,407,010.

The number of shares of Common Stock outstanding as of October 2, 2000 was 51,164,008.

                       Documents Incorporated by Reference
                                      None

                                     PART I

ITEM 1. BUSINESS

GENERAL

The Company consists of N. U. Pizza Holding Corporation and its wholly-owned subsidiaries Formaggi, Inc. and Numero Uno Franchise Corporation.

N. U. Pizza Holding Corporation was incorporated under the laws of the State of Nevada in 1981 as Gelet Enterprises, Inc. In April 1993, Gelet Enterprises, Inc. changed its name to N. U. Pizza Holding Corporation. Its principal place of business is 3550 Wilshire Boulevard, Suite 1725, Los Angeles, California 90010, telephone number (213) 252-9991.

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

On February 4, 2000, the Company filed voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Central District of California. In a Chapter 11 filing, substantially all liabilities as of the petition date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company continue their business operations as debtors-in-possession. The Debtor's Chapter 11 case resulted from sequence of events stemming primarily from Company not being able to restructure the monthly payment plans. After filing of Chapter 11 the Company and attorneys have worked with franchisees on their past due royalty and note payments due to the Company. Plans have been worked out with franchisees to pay arrears on short term notes, effective since April 2000.


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

Formaggi, Inc., which is a wholly-owned subsidiary of N. U. Pizza Holding Corporation, franchised the "Oregon's Original Sandwich Express and Bakery" concept and a new dual concept known as "Formaggi Pizza/Sandwich Express." Both concepts featured limited dine-in service and provided takeout, delivery, and, in some instances, drive-through services. All of Formaggi, Inc.'s business was conducted in Oregon. During the years ended June 30, 1999 and 1998, all of the Oregon's Original Sandwich Express and Bakery and Formaggi Pizza/Sandwich Express restaurants were closed and Formaggi Inc. ceased all franchising operations. At June 30, 1999, Formaggi, Inc. wrote off its remaining unamortized intangible assets.

During the year ended June 30, 2000, the Company entered into an agreement with Salsa Fresh, Inc. This agreement gave the Company the exclusive rights to the Salsa Fresh Grill name and concept as well as right to franchise and develop the concept. The company felt this would be a good additional concept for future growth. The Salsa Fresh Grill concept is appealing in many ways and is bringing additional lunch business where Numero Uno is traditionally more dinner driven. There are currently three dual concept units operating.

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

On January 7, 1997, N. U. Pizza Holding Corporation consummated an asset purchase agreement whereby it bought certain intangible assets from the DAS Group, Inc., the owner of a bakery and the franchisor of Original Sandwich Express Restaurants for consideration of $200,000 in cash. Upon the closing of the agreement, N. U. Pizza Holding Corporation contributed the $200,000 of intangible assets it purchased from the DAS Group, Inc., to Formaggi, Inc. in exchange for 2,000,000 shares of Formaggi, Inc.'s common stock. As discussed above, the unamortized balance of the intangible assets of $155,000 was written off by Formaggi, Inc. at June 30, 1999. Currently, there are no other shareholders of Formaggi, Inc.

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

As of June 30, 2000 there were 31 franchised restaurants in the Numero Uno system featuring dine-in facilities as well as takeout and delivery services.

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

COMPANY-OWNED RESTAURANTS

During the year ended June 30, 2000, there was no Company owned or operated restaurants. The Company has decided to concentrate its growth and effort in the domestic franchising and joint venturing of the Numero Uno concept through dual concept restaurants - pizza and sandwiches, smaller express restaurants and licensed, branded restaurants and no additional wholly-owned Company operations are expected to be added.

MERCHANDISE, SUPPLIERS AND DISTRIBUTORS

There are numerous products and recipes in the Numero Uno system that are proprietary in nature. These items have either been developed by the Company or by others for exclusive use with the Numero Uno system. Whenever possible, license agreements are entered into with outside vendors to prepare these products for ultimate distribution exclusively to Numero Uno restaurants. This is to ensure that the highest level of quality is maintained and that there is consistency throughout the chain. Proprietary items include, but are not limited to the following items: tomato sauce, meat sauce, alfredo sauce, soup, garlic sauce and recipes for dough, lasagna and meatballs. Two dough recipes are the most important products in the Numero Uno system. Both dough recipes were developed by the Company's founder and former president, Ronald J. Gelet, and are directly responsible for the uniqueness of the respective pizza products. The formula and ownership of the recipes belong to Mr. Gelet. The Company, pursuant to a licensing agreement, has the exclusive right to the use and distribution of the formula and recipe. Mr. Gelet receives a royalty of $2,000 per month.

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


ITEM 2. PROPERTIES

RESTAURANTS

In many instances, the Company has signed or guaranteed leases for restaurants operated by franchisees. The leases for the restaurant premises vary as to their terms, rental provisions, expiration dates and the existence of renewal options. The number of years remaining on the leased locations range from approximately six months to five years. The termination of any of the leases due to expire within the next two years (without renewal options) would not have a material adverse effect on the operations of the Company. Most of the leases provide for a fixed minimum rent and some have provisions for additional rent based on a percentage of the total sales in excess of certain amounts. Many leases also provide that the Company shall pay all, or a portion of, the real estate taxes, insurance charges and maintenance expenses related to the leased premises.

The Company has historically acquired locations for Company-owned restaurants through a variety of methods including direct leases, assignments of subleases of existing facilities and build-to-suit leases. In many cases, the Company is able to lease or sublease existing buildings that have previously been used for restaurants. In connection with the opening of new restaurants, the Company has historically made capital improvements and incurred expenses of approximately $150,000 to $250,000 per restaurant. These costs consisted of leasehold improvements, inventory, fixtures, equipment, furniture, signs, pre-opening costs and, in some cases, lease acquisition costs.

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

CORPORATE OFFICE

The Company relocated its corporate offices during the year ended June 30, 2000 and currently leases space located at 3550 Wilshire Boulevard, Suite 1725, Los Angeles, California. The space is approximately 1,000 square feet and there are approximately six months remaining on the lease.


ITEM 3. LEGAL PROCEEDINGS

PENDING

1. N.U. PIZZA HOLDING CORPORATION VS. RENO IANNINI, ET AL, U.S. BANKRUPTCY COURT, CENTRAL DISTRICT OF CALIFORNIA, ADVERSARY NO. 00-01563. In September, 1998, The Company entered into a lease, as lessee, for property located in Laguna Niguel, CA. In December 1999, the Company entered into an agreement whereby the defendant agreed to take over the operation of the restaurant, assume the real property lease and assume two equipment leases under which the Company was liable. On February 1, 2000, The defendant took over physical possession of the real property and, breached the terms of the agreement with the Company by failing, among other things, to pay the landlord and equipment lessors. The Company initiated an adversary action on October 10, 2000 against the defendant, seeking damages according to proof, no less than $50,000 plus exemplary and punitive damages. A Status Conference is scheduled for December 21, 2000.

2. VENTURA TAFT VS. N. U. PIZZA HOLDING CORPORATION, VAN NUYS SUPERIOR COURT CASE NO. LC042907. During the year ended June 30, 1999, an action was filed for breach of contract against the Company, as lessee, by a landlord of a leased restaurant location that the Company subleased to a franchisee who subsequently vacated the premises. The plaintiff is claiming damages of $80,000. The Company had reached a tentative settlement of $65,000 with the plaintiff which is being renegotiated by the parties. Management was confident that settlement of the matter will not be materially different than $65,000 which has been recorded in accrued litigation settlements at June 30, 2000.

3. JASVIR SINGH BASI AKA DAVID BASI, RAVINDER K. BASI AKA LINDA BASI, AND BASI FOOD COMPANY, INC. VS. RONALD J. GELET, NUMERO UNO

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

Management believes that the Company will prevail in arbitration, because the plaintiff's claims are without merit, and at best the plaintiff can only seek damages for breach of his franchise agreement since the September 1994 settlement agreement was reached between the parties. Management also believes that the outcome will not have a material adverse effect on the Company's financial position. A trial date for this arbitration has not been set, but is presently anticipated to be in January or February 2001.

4. MICHAEL MCDONNELL AND SANDRA MCDONNELL VS. N.U. PIZZA HOLDING CORPORATION, NUMERO UNO FRANCHISE CORPORATION, DAN ROUSE, ET AL., in the Circuit Court of the State of Oregon for the County of Marion, Case No. 97C13097. During the year ended June 30, 1999, an action was filed against the Company in the State of Oregon for breach of contract, violation of The Franchise Act and fraud. The plaintiff is seeking $100,000 plus attorney's fees. At June 30, 2000, the plaintiff was not moving forward with the case and is presently in bankruptcy. The Company intends to file a motion for summary judgment, and management believes that the Company will ultimately prevail at trial should a summary judgment not be granted.

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

During the year ended June 30, 1999, the plaintiff filed an action against the Company alleging breach of contract, fraud and various other causes of action. In May 1999, the parties resolved their differences by entering into a settlement agreement. Pursuant to the terms of the settlement agreement, the Company has agreed to pay the plaintiff a total sum of $158,500, consisting of two monthly payments of $29,250 which were made in May and June, 1999 and the balance of $100,000 in twenty-five monthly installments of $4,000 plus interest at 9% per annum. Pursuant to the settlement agreement, the Company made its initial $4,000 payment to the plaintiff on May 1, 1999 and made monthly payments from August 1, 1999 through December 31, 1999. The remaining unpaid balance is subject to the outcome of the bankruptcy filing.

6. FEIRING VS. N. U. PIZZA HOLDING CORPORATION, NUMERO UNO FRANCHISE CORPORATION, RON GILLETTE, DAN ROUSE, ET AL., in the Circuit Court of the State of Oregon for the County of Polk, Case No. 97P1233. During the year ended June 30, 1999, an action was filed against the Company in the Circuit Court of the State of Oregon alleging breach of contract, violation of The Franchise Act and fraud. The plaintiff sued for $100,000 plus attorney's fees. The Company settled the matter for $15,000 which was paid during the year ended June 30, 2000.

7.   FILET MENU, INC. VS. NUMERO UNO, INC., GELET ENTERPRISES, INC. AND RONALD
J. GELET, Los Angeles Superior Court Case No. DC114313.

This is an action filed on October 12, 1994 against the Company for breach of a settlement agreement. This matter arose out of the settlement of a previously filed lawsuit filed by the plaintiff against the Company in 1987. As part of that settlement agreement, the Company entered into a written agreement with the plaintiff for the purchase and payment of merchandise. The plaintiff alleged that the Company breached that agreement by failing to purchase all the required items and also failed to pay for some items which were delivered under the settlement agreement. The Company contended that Filet Menu breached the settlement agreement. The Company answered the complaint and the Superior Court referred the matter to the Joint Association Settlement Program. After a settlement conference was held, the parties settled the matter. As part of the second settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,167 for a period of ten years commencing on June 15, 1996 and to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno restaurants for a period of five years. Subsequently, Numero Uno Franchise Corporation filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that Filet Menu violated the terms of the second settlement agreement. In November 1996, the parties entered into a new third settlement agreement which superseded both previous agreements referenced above. This final settlement agreement required the Company to pay the supplier a total of $238,000 consisting of immediate cash payment of $101,000, subsequent installment payments totaling $37,000 plus interest of 8% on or before November 1, 1998 and $100,000 (reduced by the plaintiff to $75,000 during the year ended June 30, 1998) payable in sixty monthly installments of $1,250. During the year ended June 30, 2000, the Company made monthly payments of $1,250 through December 1999. The remaining unpaid balance is subject to the outcome of the bankruptcy filing.

8. MAURICE PACK VS. MISSION GORGE PIZZA, INC., NUMERO UNO FRANCHISE CORPORATION AND N. U. PIZZA HOLDING CORPORATION, Los Angeles Superior Court Case No. LC033111. This was a complaint filed on July 21, 1995 for $50,943 due on a promissory note and guarantees. The Company guaranteed a franchisee's note payments. The franchisee defaulted on payments under the promissory note due to the plaintiff beginning in April 1995 and continuing thereafter. A status conference had been set for May 17, 1996 but was taken off the calendar when the parties settled the matter. The Company agreed to pay the plaintiff $56,723 in monthly installments which were paid in full during the year ended June 30, 1999.

9. JANET TSENG-LAW AND RONALD E. LAW VS. NUMERO UNO FRANCHISE CORPORATION, N. U. PIZZA HOLDING CORPORATION AND NUMERO UNO TAKEOUT AND DELIVERY, INC., Whittier Municipal Court Case No. 95C03094. This is an action for breach of contract for failure of Numero Uno Takeout and Delivery, Inc. to make payments on a promissory note. The plaintiffs are seeking $12,604. The action was filed on September 28, 1995 and an answer was filed on behalf of Numero Uno Franchise Corporation and N. U. Pizza Holding Corporation on December 6, 1995. The Company subsequently made a settlement offer to the plaintiffs but the plaintiffs' counsel has not pursued settlement. The Court on its own motion dismissed the case without prejudice for failure to prosecute the action by plaintiffs on April 10, 1998. As a result, forgiveness of debt income for approximately $12,900 was recorded during year ended June 30, 2000.

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

The following table shows the range of high and low bid quotations of the Company's common stock as traded in the over-the-counter market:

                      Year Ended        Year Ended         Year Ended
                     June 30, 2000     June 30, 1999     June 30, 1998
                   -----------------  ----------------  ----------------
Fiscal Period      High Bid  Low Bid  High Bid Low Bid  High Bid Low Bid
-------------      --------  -------  -------- -------  -------- -------
First Quarter         0.09    0.02      0.06    0.00      0.08    0.05
Second Quarter        0.06    0.01      0.00    0.00      0.08    0.04
Third Quarter         0.06    0.01      0.04    0.00      0.08    0.04
Fourth Quarter        0.06    0.03      0.06    0.00      0.06    0.02



The above quotations were reported by the National Daily Quotation Service and were furnished by the National Quotation Bureau, Inc. The quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were or could have been effected.

HOLDERS

As of October 2, 2000, the total number of shareholders was 521.

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

Dividends in arrears at June 30, 2000 totaled $6,600.

ITEM 6. SELECTED FINANCIAL DATA


                      Year Ended  Year Ended   Year Ended   Year Ended   Year Ended
                       June 30,     June 30,     June 30,     June 30,     June 30,
                        2000         1999         1998          1997        1996
                     -----------  -----------  -----------  -----------  -----------
Franchise Revenue    $   673,700  $   729,600  $ 1,443,800  $ 1,449,600  $ 1,144,800

Franchise Operating
 (Loss) Income       $  (481,600) $(1,964,900) $  (96,600)  $   199,100  $(1,133,900)

Company-owned
 Restaurant Sales    $         -  $   192,700  $1,109,800   $ 1,708,200  $   483,200

Company-owned
 Restaurant Loss     $         -  $   (26,500) $ (249,200)  $  (114,600) $  (137,500)

Net (Loss) Income    $  (482,400) $(1,993,100) $ (348,300)  $    82,900  $(1,273,800)

Net (Loss) Income
 per Common Share -
 Basic and Diluted          (.01) $      (.05) $     (.01)  $         -  $      (.08)

Weighted Average
 Number of Shares
 Outstanding -
 Basic and Diluted    49,413,323   40,436,879  31,522,570    30,846,616   15,420,508

Cash Dividends per
 Common Share               None         None         None         None         None

Total Assets         $   705,800  $   906,600  $1,911,100   $ 2,439,600  $ 2,880,300

Long-term
 Obligations         $  236,000   $   237,800  $   124,000  $   320,900  $   783,800

Stockholders'
 (Deficit) Equity    $ (968,300)  $  (575,900) $   854,900  $ 1,068,200  $   555,300

Working Capital
 Deficiency          $ (587,300)  $  (769,500) $  (577,200) $  (459,300) $  (579,100)

Current Ratio                .18          .37         .33           .52          .58

Number of Franchised
 Restaurants                  31           38          53            57           51

Number of Company-
 owned Restaurants
 Including the Bakery
 (1997)                        0            0           1             5            4


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying consolidated financial statements, including the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company has an deficit of $7,301,200 and a working capital deficit of $587,300. There has been a minimal return on assets.

During the year ended June 30, 2000, the Company incurred a net loss of $250,300 before fourth quarter adjustments to increase the allowance for possible losses on franchisee notes receivable and to write off uncollectible subscription notes receivable. After these adjustments, the Company's net loss increased $232,100 to $482,400.

For the years ended June 30, 2000, 1999 and 1998, the Company's business generated negative or minimal cash flows from operations. At June 30, 2000, there were no Company-owned restaurants.

The Company's franchise operations lost $481,600 in the current year. Principal payments on long-term debt of approximately $127,800 also reduced the Company's cash resources.

The Company is continuing to reduce its operating costs primarily as a result of staff reductions, fewer lease commitments and the settlement of significant lawsuits during the year ended June 30, 2000. The amount of cash required to support its operations has been substantially reduced as the Company owned no restaurants at June 30, 1999 and 2000.

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

During the year ended June 30, 2000, the Company received principal payments on notes receivable from franchisees of $26,300. The Company also continued to reduce its liabilities by the payment of obligations from this source of cash flow.

The Company's cash outflow for capital expenditures was $0 and $1,100, respectively, for the years ended June 30, 2000 and 1999. This reduction in capital expenditures is due to the disposition of Company-owned restaurants in recent years. Property and equipment of $573,900 were sold during the year ended June 30, 1998 in exchange for notes receivable.

The Company has continued to make required principal payments on its long-term debt requirements until December 1999. During the year ended June 30, 2000, principal payments on long-term debt totaled $127,800 compared to $167,900 for the year ended June 30, 1999.

Collections on notes receivable totaled $273,300 for the year ended June 30, 2000.

In August 1999, the Company's Board of Directors approved an increase from 50,000,000 to 100,000,000 authorized shares of common stock.

On July 23, 1999, the Company entered into agreements with two consultants. The agreements are for a fourteen month period and expired on September 30, 2000. The consultants assisted the Company with the expansion of its operations by identifying, evaluating and structuring acquisitions of other companies. The consultants also provided ongoing consulting services in the areas of management, strategic planning, corporate financing and marketing in connection with the Company's line of business.

In consideration for their efforts, the Company granted each consultant an option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.03 per share. On September 22, 1999, one of the consultants exercised his option by paying the Company $30,000 in exchange for 1,000,000 shares of the Company's common stock. On February 28, 2000, the second consultant exercised his option by paying the Company $60,000 in exchange for 2,000,000 shares of the Company's common stock.


OPERATING ACTIVITIES

Accounts receivable have decreased $75,100 to $0 at June 30, 2000.

There is no inventory on hand at June 30, 2000 as the Company-owned restaurant at June 30, 1998 was sold during the year ended June 30, 1999.

Prepaid expenses decreased $15,700 to $0 at June 30, 2000.

Deposits decreased $21,600 to $1,300 at June 30, 2000 due to the fewer lease commitments during the year ended June 30, 2000.

Accounts payable and accrued expenses decreased $347,800 to $2,700 at

June 30, 2000. This was due primarily to the Company's filing of voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Central District of California. The unpaid obligations are subject to outcome of the bankruptcy filing.

Deferred franchise fee income realized decreased $22,900 to $0 during the year ended June 30, 2000.

Accrued franchise advertising payable decreased $52,400 to $0 at June 30, 2000. Restricted cash increased $5,300 to $22,100 and franchisee advertising receivable have decreased 35,600 to $0, at June 30, 2000.

INVESTING ACTIVITIES

No advances were made to affiliated corporations during the year ended June 30, 2000.

Notes receivable - franchisees and notes receivable from related parties increased $167,300 to $1,086,500 at June 30, 2000. The Company received a $263,500 note during the year ended June 30, 2000.

Net intangible asset decreased $8,300 to $0 at June 30, 2000 due to the sale of the intangible asset.


FINANCING ACTIVITIES

Long-term debt decreased $26,500 to $354,800 due to a combination of payments on loans and new notes payable during the year ended June 30, 2000.

Litigation settlements decreased $241,300 to $0. Accrued settlements of $241,300 were offset by payments of $15,000 during the year ended June 30, 2000. The remaining unpaid balance is subject to the outcome of the bankruptcy filing.

Loans payable to related parties increased $106,400 to $592,800 at June 30, 2000.

Common stock and additional paid-in capital increased $3,000 and $87,000 to $51,400 and $6,269,100, respectively, at June 30, 2000.


RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2000 AS COMPARED TO THE YEAR ENDED JUNE 30, 1999

FRANCHISE OPERATIONS

Initial franchise fees decreased $31,700 to $28,300 (52.8%) as compared to $60,000 for the year ended June 30, 1999. The Company recognized $22,900 previously deferred franchise fees and received no transfer fees on franchises that were sold during the year ended June

30, 2000. No new international development agreements were made during the year ended June 30, 2000.

For the year ended June 30, 2000, the Company earned royalty income of $344,300, a decrease of $48,900 (12.4%) as compared to royalty income of $393,200 for the year ended June 30, 1999. This decrease is due primarily to a continued decline in system-wide sales.

Rental income for the year ended June 30, 2000 decreased $20,300 (100.0%) to $0 as compared to $20,300 for the year ended June 30, 1999. This decrease is due to the continued increase in the number of franchisees paying their rent directly to the landlord instead of rents being passed through the Company as in prior years.

Interest income decreased $13,400 (30.1%) to $31,100 for the year ended June 30, 2000 as compared to $44,500 for the year ended June 30, 1999. This decrease is due to interest bearing notes receivable deemed uncollectible during the year ended June 30, 2000.

Rebate income decreased $22,600 (16.2%) to $117,100 for the year ended June 30, 2000 as compared to $139,700 for the year ended June 30, 1999. This decrease is due primarily to an overall decrease in system-wide sales for the year ended June 30, 2000.

Other income increased $71,300 (103.8%) to $140,000 for the year ended June 30, 2000 as compared to $68,700 for the year ended June 30, 1999 primarily due to the receipt, during the year ended June 30, 2000, of a one-time payment of $120,000 from a promotion company to be used exclusively.

The Company recognized $12,900 and $3,200 of forgiveness of debt income for the years ended June 30, 2000 and 1999, respectively, due to the write off of previously accrued accounts payable and notes payable.

Rent expense increased $43,000 (80.5%) to $96,400 for the year ended June 30, 2000 as compared to $53,400 for the year ended June 30, 1999. This increase is due primarily in rents paid for closed restaurants and storage space for equipments.

General and administrative expenses consist of corporate payroll and related benefits, insurance, professional fees, license fees and depreciation and amortization. These expenses decreased $156,200 (22.5%) to $538,200 for the year ended June 30, 2000 as compared to $694,400 for the year ended June 30, 1999. This decrease is due primarily to an overall reduction in administrative and management staff expenses.

Bad debt expense decreased $721,900 (75.7%) to $232,100 for the year ended June 30, 2000 as compared to $954,000 for the year ended June 30, 1999. The Company wrote off substantially more uncollectible accounts receivable, notes receivable
- franchisees and subscription notes receivable than during the year ended June 30, 1999.

During the year ended June 30, 2000, the Company's consulting expense increased $2,500 (3.7%) to $70,000 as compared to $67,500 for the year ended June 30, 1999.

Interest expense increased by $45,200 (82.0%) to $100,300 for the year ended June 30, 2000 as compared to $55,100 for the year ended June 30, 1999 due to an increase in the amount of notes payable.

The Company recorded no litigation settlements during the year ended June 30, 2000.

The Company recorded $71,800 of discounts on notes receivable to reduce the carrying value of noninterest bearing notes receivable to their fair value at June 30, 2000. An imputed interest rate of 8% was applied to the future cash flows of noninterest bearing notes receivable to determine the discount.

The Company recognized no income on the sale of restaurants and equipment during the year ended June 30, 2000 as compared to a $3,100 loss on the sales of restaurant equipment and leasehold improvements during the year ended June 30, 1999.

During the year ended June 30, 2000, the Company recorded no loss on investments in affiliated corporations as compared to a $473,500 loss during the year ended June 30, 1999, when the Company determined that the carrying value of its investments was not recoverable due to certain factors that now exist regarding the investees' financial condition and the industry in which they operate.


COMPANY-OWNED RESTAURANT OPERATIONS

Company-owned restaurant revenues decreased $192,700 (100.0%) to $0 for the year ended June 30, 2000 as compared to $192,700 for the year ended June 30, 1999. The decrease was due to the sale and closure of the Company's restaurants during the year ended June 30, 1998. The Company, as lessee on the leases of two restaurant locations, was forced to take back and operate the restaurants during the year ended June 30, 1999 when the current franchisees failed to meet their obligations. At June 30, 1999, all Company-owned restaurants had been closed or sold. During the year ended June 30, 2000, there was no Company owned or operated restaurants.

Overall Company-owned restaurant expenses decreased $156,200 (100.%) to $0 for the year ended June 30, 2000 compared to $156,200 for the year ended June 30, 1999 due to the dispositions of the Company-owned restaurants.


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

PRESIDENT'S COMMENTS

The results for the fiscal year ending June 30, 2000 were promising.

Since filing, the Company has been working diligently to develop a plan to come out of chapter 11. Because of an unresolved pending lawsuit identified in this filing and previous filings, we do not anticipate that we will be able to present a plan to the bankruptcy court before mid 2001.

In addition to working on the bankruptcy, we have spent a great deal of time with various investors and investment groups trying to raise capital for growth and to take the Company out of chapter 11. While there have been several indications of interest, no definite commitments have been obtained and probably will not be obtained until we resolve the outstanding legal matter.

The Company is also exploring several opportunities to help it grow both within and outside the State of California.

Needless to say, the past year has been a difficult one for the Company. We are optimistic that once the pending lawsuit is resolved, regardless of the outcome, we will then be able to present a plan that will result in the survival of the Company, and, more importantly, give the Company an opportunity to prosper and grow.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related information required to be filed hereunder are indexed on Page F-1 of this report and are incorporated herein by reference.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of N.U. Pizza Holding Corporation (the "Company") voted to dismiss Bennett Block Accountancy Corporation ("BBAC") as its independent certified public accountant.

None of the BBAC reports on the Company's financial statements for the prior fiscal years contained an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

For the prior fiscal years, and through the date of this Annual Report on Form 10-K, the Company is unaware of any disagreement with BBAC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to their satisfaction, would have caused said accountants to make a reference to the subject matter of the disagreement in connection with any report issued by same.

The Company has engaged a new accounting firm, Grobstein, Horwath & Company LLP, to act as certifying accountants for the year ended June 30, 2000.




ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and other significant employees of the Company are listed below, together with certain information concerning them. None of the executive officers or other significant employees have an employment agreement with the Company.


      NAME               AGE                        POSITIONS
-----------------     ---------          ------------------------
July 1, 1999 - February 15, 2000:

Daniel A. Rouse          49              Chairman of the Board;  President of
                                         the  Company;   President  of
                                         Affiliated Companies; Director

Deborah Murphy           40              Vice President; Secretary; Director

Jane Yennie              51              Treasurer; Controller

Michael Lorella          45              Director



February 15, 2000 - June 30, 2000:

Daniel A. Rouse          50              Chairman of the Board; President;
                                         Treasurer; Director

Deborah Murphy           41              Vice President; Secretary; Director

Michael Lorella          46              Director


The term of the Directors listed above expires on January 1, 2001.

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

DEBORAH MURPHY has been the administrative assistant for the past fourteen years. Prior to her employment with the Company, she was a legal secretary for many years.

JANE YENNIE was relieved of her responsibility of Corporate Controller and was let go on April 15, 2000.

MICHAEL LORELLA has owned a restaurant and supermarket equipment company for the past 20 years.


ITEM 11.       EXECUTIVE COMPENSATION

The following table shows all cash compensation incurred by the Company for services rendered during the year ended June 30, 2000, to each of the Company's directors and executive officers and to all executive officers as a group:



    NAME                  OFFICE                         CASH COMPENSATION
---------------     -------------------------      -----------------------------
Daniel A. Rouse    President and Former Vice
                   President of Operations               $ 41,900

Deborah Murphy     Vice President and Secretary          $ 39,100

Jane Yennie        Treasurer and Controller              $ 39,584

All executive officers as a group (3 persons)            $120,584


In addition, $13,800 was paid for Mr. Gelet's family's medical insurance.

COMPENSATION UNDER PLANS

None.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Name and Address                      Office                      Amount       Percentage
----------------                ------------------------        ---------      ----------
Ronald J. Gelet (1)             Former Chairman of              1,000,000             2.0%
15834 Highland Court            Board, Former President
Solana Beach, CA                and Former Director


Daniel A. Rouse                 Chairman of the Board,          4,500,000             8.8%
3550 Wilshire Blvd.             President, Treasurer,
Suite 1725                      Secretary and Director
Los Angeles, CA


Deborah Murphy                                                  4,600,000             9.0%
312 S. Cedros Avenue
#315
Solana Beach, CA
                                                               ---------------------------

Directors and officers                                         10,100,000            19.7%
as a group                                                     ==========           =====
(3 persons)


OTHER

RJM, Inc.                                                       4,500,000             8.8%
312 S. Cedros Avenue #315
Solana Beach, CA

                                                               ---------------------------

                                                                4,500,000             8.8%
                                                               ==========           =====

(1) Gloria A. Gelet is the beneficial owner of Mr. Gelet's stock. Mr. Gelet disclaims beneficial ownership of 1,400,000 shares held by his brother, Stephen
R. Gelet.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 3, 1999, the Company signed a Promissory Note of $592,800 to its former President. The Promissory Note is consolidating all monies owed to the former President and is secured by all of the assets of the Company, bears interest at 6% per annum and is due on demand.

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

     Schedule II - Valuation and Qualifying Accounts on page F-37

All other schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the financial statements or notes thereto.

(a)(3) Exhibits. The following documents are exhibits to this Annual Report on Form 10-K:


NUMBER                               DESCRIPTION
------              -------------------------------------------------
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on November 13, 2000.

Date: November 13, 2000                         N. U. Pizza Holding Corporation



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



Date:           November 13, 2000          /s/ DANIEL A. ROUSE
                                           -------------------------------------
                                           Daniel A. Rouse,
                                           Chairman of the Board,  President,
                                           Treasurer,  Secretary  and Director

Date:           November 13, 2000          /s/ MICHAEL LORELLA
                                           -------------------------------------
                                           Michael Lorella,
                                           Director

                 N.U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES

                             (DEBTOR IN POSSESSION)
                        CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 2000, 1999, AND 1998

--------------------------------------------------------------------------------

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT - June 30, 2000                              F-1

INDEPENDENT AUDITOR'S REPORT - June 30, 1999 and 1998                     F-2


FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                          F-3 and F-4

     Consolidated Statements of Operations                                F-5 and F-6

     Consolidated Statements of Stockholders' Equity (Deficit)                    F-7

     Consolidated Statements of Cash Flows                                F-8 to F-10


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-11 to F-36

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                                   F-37


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
N. U. Pizza Holding Corporation and Subsidiaries (Debtor in Possession)

We have audited the accompanying consolidated balance sheet of N. U. Pizza Holding Corporation and Subsidiaries (Debtor in Possession) as of June 30, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. We have also audited the consolidated financial statement schedule listed in the index at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of N. U. Pizza Holding Corporation and Subsidiaries (Debtor in Possession) as of June 30, 2000, and the results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, on February 4, 2000, the Company filed a voluntary petition for reorganization under Chapter 11 ("Chapter 11"), Title 11 of the United States Bankruptcy Code. The Company is currently operating its business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in the Central District of California, San Fernando Valley Division, (the "Bankruptcy Court"), and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the requisite parties under the United States Bankruptcy Code and confirmation by the Bankruptcy Court and the Company's ability to return to profitability, generate sufficient cash from operations and obtain financing sources to meet its future obligations. In addition, the Company has experienced operating losses, and negative operating cash flows and is currently in default under substantially all of its pre-petition debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.



Grobstein, Horwath & Company LLP
Sherman Oaks, California
November 3, 2000

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
N. U. Pizza Holding Corporation and Subsidiaries

I have audited the accompanying consolidated balance sheet of N. U. Pizza Holding Corporation and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the years in the two year period ended June 30, 1999. I have also audited the consolidated financial statement schedule listed in the index at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of N. U. Pizza Holding Corporation and Subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in my opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has negative working capital at June 30, 1999. As discussed in Note 3 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Bennett Block Accountancy Corporation
Torrance, California
September 22, 1999

--------------------------------------------------------------------------------

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                 ASSETS

                                                                                 JUNE 30,
                                                                 -----------------------------------------
                                                                        2000                  1999
                                                                 -------------------   -------------------
CURRENT ASSETS
  Cash and cash equivalents                                          $   43,200            $   60,600
  Restricted cash                                                        22,100                16,800
  Franchisee advertising receivable                                           -                35,600
  Receivables, net of allowance for doubtful
   accounts of $21,100                                                        -                54,000
  Advances to affiliated corporations                                         -                42,400
  Current portion of related party notes
   receivable, net of allowance of $150,300                                   -                96,700
  Current portion of notes receivable - franchisees,
   net of allowance of $57,900 and $295,700                              61,700               130,500
  Prepaid expenses and other current assets                                   -                15,700
                                                                 -------------------   -------------------
Total Current Assets                                                    127,000               452,300
                                                                 -------------------   -------------------
OTHER ASSETS
  Notes receivable - franchisees, net of
   allowance of $389,400 and $118,600                                   577,500               423,100
  Intangible assets, net of accumulated
   amortization of $3,600                                                     -                 8,300
  Deposits                                                                1,300                22,900
                                                                 -------------------   -------------------
Total Other Assets                                                      578,800               454,300
                                                                 -------------------   -------------------
TOTAL ASSETS                                                         $  705,800            $  906,600
                                                                 ===================   ===================

           See accompanying independent auditors' reports and notes.

--------------------------------------------------------------------------------
            N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                         (DEBTOR IN POSSESSION)
                 CONSOLIDATED BALANCE SHEETS (CONTINUED)

--------------------------------------------------------------------------------

            LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                          JUNE 30,
                                                                        -----------------------------------------
                                                                                2000                  1999
                                                                        -------------------   -------------------
LIABILITIES NOT SUBJECT TO COMPROMISE
  Accounts payable and accrued expenses                                         $     2,700           $   350,500
  Accrued franchise advertising                                                           -                52,400
  Current portion of long-term debt                                                 118,800               167,700
  Current portion of litigation settlements                                               -               164,800
  Loans payable to related parties                                                  592,800               486,400
                                                                        -------------------   -------------------
Total Current Liabilities not Subject to Compromise                                 714,300             1,221,800
                                                                        -------------------   -------------------

  Long-term debt, net of current portion                                            236,000               161,300
  Litigation settlements, net of current portion                                          -                76,500
  Deferred franchise fee income                                                           -                22,900
                                                                        -------------------   -------------------
Total Non-Current Liabilities not Subject to Compromise                             236,000               260,700
                                                                        -------------------   -------------------
LIABILITIES SUBJECT TO COMPROMISE                                                   723,800                     -
                                                                        -------------------   -------------------
STOCKHOLDERS' DEFICIT
  Preferred stock, Series B, $.10 par value per share,
   10,000,000 shares authorized, 80,000 shares issued and
   outstanding (aggregate liquidation preference $400,000)                            8,000                 8,000
  Preferred stock, Series C, $.10 par value per share,
   44,000 shares authorized, issued and outstanding
   (aggregate liquidation preference $220,000)                                        4,400                 4,400
  Common stock, $.001 par value per share, 100,000,000
   50,000,000 shares authorized, 51,164,008 and
   48,164,008 shares issued and outstanding                                          51,400                48,400
  Additional paid-in capital                                                      6,269,100             6,182,100
  Accumulated deficit                                                            (7,301,200)           (6,818,800)
                                                                        -------------------   -------------------
Total Stockholders' Deficit                                                        (968,300)             (575,900)
                                                                        -------------------   -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $   705,800           $   906,600
                                                                        ===================   ===================


           See accompanying independent auditors' reports and notes.

--------------------------------------------------------------------------------

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                              YEARS ENDED JUNE 30,
                                                         ---------------------------------------------------------------
                                                                2000                  1999                  1998
                                                         -------------------   -------------------   -------------------
FRANCHISE OPERATIONS

 REVENUES
  Initial franchise fees                                          $   28,300           $    60,000            $   49,000
  Royalties                                                          344,300               393,200               491,200
  Rental income                                                            -                20,300                69,100
  Interest income                                                     31,100                44,500                40,500
  Rebate income                                                      117,100               139,700               154,300
  Other income                                                       140,000                68,700               133,100
  Forgiveness of debt                                                 12,900                 3,200               137,400
  Gain on sale of restaurants
    and equipment                                                          -                     -               369,200
                                                         -------------------   -------------------   -------------------
 Total Revenues                                                      673,700               729,600             1,443,800
                                                         -------------------   -------------------   -------------------
COSTS AND EXPENSES
  Rent                                                                96,400                53,400                68,700
  General and administrative                                         538,200               694,400               817,800
  Bad debt expense                                                   232,100               954,000               336,900
  Consulting expense                                                  70,000                67,500                 3,700
  Interest expense                                                   100,300                55,100                46,300
  Litigation settlements                                                   -               238,500                     -
  Discounts on notes receivable                                       71,800                     -                267,000
  Reorganization costs                                                46,500                     -                     -
  Loss on sales and abandonment of
    restaurants and equipment                                              -                 3,100                     -
  Loss on investments in affiliated
    corporations                                                           -               473,500                     -
  Impairment of intangible assets                                          -               155,000                     -
                                                         -------------------   -------------------   -------------------
Total Costs and Expenses                                           1,155,300             2,694,500             1,540,400
                                                         -------------------   -------------------   -------------------
FRANCHISE OPERATING LOSS                                            (481,600)           (1,964,900)              (96,600)
                                                         -------------------   -------------------   -------------------

           See accompanying independent auditors' reports and notes.

--------------------------------------------------------------------------------

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------


                                                                               YEARS ENDED JUNE 30,
                                                           ---------------------------------------------------------------
                                                                  2000                  1999                  1998
                                                           -------------------   -------------------   -------------------
COMPANY OWNED RESTAURANT OPERATIONS

  SALES                                                          $           -          $    192,700           $ 1,109,800
                                                           -------------------   -------------------   -------------------

  COSTS AND EXPENSES
    Cost of sales                                                            -                63,000               369,100
    Operating                                                                -               104,400               619,000
    General and administrative                                               -                51,800               370,900
                                                           -------------------   -------------------   -------------------
  Total Costs and Expenses                                                   -               219,200             1,359,000
                                                           -------------------   -------------------   -------------------
COMPANY OWNED RESTAURANT LOSS                                                -               (26,500)             (249,200)
                                                           -------------------   -------------------   -------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                (481,600)           (1,991,400)             (345,800)

PROVISION FOR INCOME TAXES                                                 800                 1,700                 2,500
                                                           -------------------   -------------------   -------------------
NET LOSS                                                         $    (482,400)         $ (1,993,100)          $  (348,300)
                                                           ===================   ===================   ===================
NET LOSS PER SHARE - BASIC                                       $       (0.01)         $      (0.05)          $     (0.01)
                                                           ===================   ===================   ===================
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING - BASIC                                                49,413,323            40,436,879            31,522,570
                                                           ===================   ===================   ===================
NET LOSS PER SHARE - DILUTED                                     $       (0.01)         $      (0.05)          $     (0.01)
                                                           ===================   ===================   ===================
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING - DILUTED                                              49,413,323            40,436,879            31,522,570
                                                           ===================   ===================   ===================

             See accompany independent auditors' reports and notes.

--------------------------------------------------------------------------------

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

                                                                    PREFERRED STOCK
                                     COMMON STOCK                     SERIES B & C
                        ---------------------------------------  ----------------------
                        SHARES ISSUED,             NOTE ISSUED     SHARES                 ADDITIONAL
                        SUBSCRIBED AND              FOR SHARES    ISSUED AND                PAID-IN     ACCUMULATED
                         OUTSTANDING   PAR VALUE    SUBSCRIBED   OUTSTANDING  PAR VALUE     CAPITAL       DEFICIT      TOTAL
                        -------------- ---------   -----------   -----------  ---------  ------------- ------------ -----------
Balance - June 30, 1997     31,139,008  $ 31,100    $ (487,000)      124,000  $  12,400     $5,989,100  $(4,477,400) $1,068,200

Common shares issued
 as payment on loan to
 former officer              1,000,000     1,000             -             -          -         49,000            -      50,000

Uncollectible sub-
 subscription note
 receivable                          -         -        85,000             -          -              -            -      85,000

Net loss                             -         -             -             -          -              -     (348,300)   (348,300)
                        -------------- ---------   -----------   -----------  ---------  ------------- ------------ -----------

Balance - June 30, 1998     32,139,008    32,100      (402,000)      124,000     12,400      6,038,100   (4,825,700)    854,900

Common shares issued
 as payment on loan to
 former officer             16,025,000    16,300             -             -          -        144,000            -     160,300

Uncollectible sub-
 subscription note
 receivable                          -         -       402,000             -          -              -            -     402,000

Net loss                             -         -             -             -          -              -   (1,993,100) (1,993,100)
                        -------------- ---------   -----------   -----------  ---------  ------------- ------------ -----------
Balance - June 30, 1999     48,164,008    48,400             -       124,000     12,400      6,182,100   (6,818,800)   (575,900)

Common shares issued in
 exchange for consulting
 services                    3,000,000     3,000             -             -          -         87,000            -      90,000

Net loss                             -         -             -             -          -              -     (482,400)   (482,400)
                        -------------- ---------   -----------   -----------  ---------  ------------- ------------ -----------
Balance - June 30, 2000     51,164,008  $ 51,400    $        -       124,000  $  12,400     $6,269,100  $(7,301,200)  $(968,300)
                        ============== =========   ===========   ===========  =========  ============= ============ ===========


           See accompanying independent auditors' reports and notes.

--------------------------------------------------------------------------------

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                    YEARS ENDED JUNE 30,
                                                                  -----------------------------------------------------------
                                                                        2000                 1999                 1998
                                                                  -----------------   ------------------   ------------------
OPERATING ACTIVITIES
  Net loss                                                          $   (482,400)       $  (1,993,100)        $   (348,300)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:

  Depreciation and amortization                                            1,200               30,700              245,000

  Loss (gain) on sales and abandonment
   of restaurants and equipment                                                -                3,100             (369,200)

  Loss on investments in affiliated
   corporations                                                                -              473,500                    -

  Gain on sale of intangible asset                                        (3,400)                   -                    -

  Impairment of intangible assets                                              -              155,000                    -

  Litigation settlements                                                 (57,200)             238,500                    -

  Forgiveness of debt                                                    (12,900)              (3,200)            (137,400)

  Realization of deferred franchise fee income                           (22,900)             (44,000)             (34,000)

  Provision for doubtful receivables                                     (91,600)             954,000              336,900

  Discounts on notes receivable                                           71,800                    -              267,000

  Sources and (uses) of cash from changes in operating assets and liabilities:

    Accounts receivable                                                   75,100              (70,200)            (128,500)

    Inventories                                                                -                3,600               20,900

    Prepaid expenses                                                      15,700                1,400               32,300

    Accounts payable and accrued expenses                                  7,200              123,400              116,400

    Accrued expenses due to related party                                      -               90,000                    -
                                                                  -----------------   ------------------   ------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     (499,400)             (37,300)               1,100
                                                                  -----------------   ------------------   ------------------

           See accompanying independent auditors' reports and notes.

--------------------------------------------------------------------------------

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------


                                                                                    YEARS ENDED JUNE 30,
                                                                  -----------------------------------------------------------
                                                                        2000                 1999                 1998
                                                                  -----------------   ------------------   ------------------
INVESTING ACTIVITIES

   Collections on notes receivable - franchisees                      $    26,300          $   132,900          $    87,400

   Collections on related party notes receivable                          247,000                4,400                    -

   Investments in affiliated corporations                                       -              (46,200)                   -

   Advances to affiliated corporations                                     42,400              (42,400)                   -

   Capital expenditures                                                         -               (1,100)             (10,000)

   Proceeds from sales of restaurants and equipment                             -                    -              157,000

   Decrease in deposits                                                    21,600                1,500                8,800

   Proceeds from sale of intangible asset                                  10,500                    -                    -
                                                                  -----------------   ------------------   ------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                 347,800               49,100              243,200
                                                                  -----------------   ------------------   ------------------

FINANCING ACTIVITIES

   Increase in loans payable to related parties                           172,000              161,900                9,600

   Increase in additional paid-in capital                                  87,000                    -                    -

   Increase in common stock                                                 3,000                    -                    -

   Principal payments on long-term debt                                  (127,800)            (167,900)            (199,100)
                                                                  -----------------   ------------------   ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                          134,200               (6,000)            (189,500)
                                                                  -----------------   ------------------   ------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (17,400)                5,800              54,800

BEGINNING CASH AND CASH EQUIVALENTS                                        60,600                54,800                   -
                                                                  -----------------   ------------------   ------------------

ENDING CASH AND CASH EQUIVALENTS                                      $    43,200          $     60,600         $    54,800
                                                                  =================   ==================   ==================


           See accompanying independent auditors' reports and notes.

--------------------------------------------------------------------------------

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------

                                                                                     YEARS ENDED JUNE 30,
                                                                  -----------------------------------------------------------
                                                                        2000                 1999                 1998
                                                                  -----------------   ------------------   ------------------
SUPPLEMENTAL INFORMATION

   Cash paid for interest                                              $   100,300          $    46,100          $    46,300

   Cash paid for taxes                                                 $     1,700          $       800          $     2,500

NONCASH TRANSACTIONS

   Notes receivable received for assets                                $   263,500          $   200,000          $   862,000

   Investments in exchange for assets                                  $         -          $   165,100          $   262,200

   Conversion of debt to equity                                        $         -          $   160,300          $    50,000

   Notes payable issued for fixed assets                               $   263,500          $   165,100          $         -

   Notes receivable issued in exchange for
    accounts receivable                                                $         -          $         -          $    69,300

   Note payable issued in exchange for accounts
    payable                                                            $         -          $         -          $    39,600


           See accompanying independent auditors' reports and notes.

--------------------------------------------------------------------------------

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE 1 -  ORGANIZATION

          N. U. Pizza Holding Corporation (Debtor in Possession) was incorporated in Nevada in 1981 as Gelet Enterprises, Inc. In April 1993, Gelet Enterprises, Inc. changed its name to N. U. Pizza Holding Corporation.

          On January 7, 1997, N. U. Pizza Holding Corporation (Debtor in Possession) consummated an Asset Purchase Agreement ("the Agreement") whereby it bought certain assets from the DAS Group, Inc., the owner of a bakery and the franchisor of Oregon's Original Sandwich Express and Bakery restaurants, for consideration of $200,000 in cash. Upon the closing of the Agreement, N. U. Pizza Holding Corporation contributed the $200,000 of assets purchased from the DAS Group, Inc. to its wholly-owned subsidiary, Formaggi, Inc., a Nevada corporation, in exchange for 2,000,000 shares of Formaggi, Inc.'s common stock. During the year ended June 30, 1998, Formaggi, Inc. closed its Company-owned operations and, due to recurring losses incurred during the year ended June 30, 1999, ceased all franchising of Oregon's Original Sandwich Express and Bakery restaurants and wrote off its remaining unamortized intangible assets.

          N. U. Pizza Holding Corporation (Debtor in Possession) also owns a wholly-owned subsidiary, Numero Uno Franchise Corporation, which was incorporated in 1975 to franchise Numero Uno Pizzeria restaurants. On July 15, 1998, Numero Uno Franchise Corporation assigned all of its assets, including franchise agreements then in effect, and certain trademarks to N. U. Pizza Holding Corporation (Debtor in Possession) in exchange for N. U. Pizza Holding Corporation's (Debtor in Possession) assumption of specific liabilities of Numero Uno Franchise Corporation. In January 1999, the officers and directors of Numero Uno Franchise Corporation resigned. Numero Uno Franchise Corporation is inactive. N. U. Pizza Holding Corporation (Debtor in Possession) is currently managing the Company's franchising operations.

          N. U. Pizza Holding Corporation (Debtor in Possession) and its inactive Subsidiaries ("the Company") plan to continue to develop the Numero Uno and Salsa Fresh restaurant concepts within a significant portion of California by introducing new products, retaining existing profitable products and by eliminating unprofitable menu items.

         The Company intends to concentrate its marketing efforts through the use of Internet marketing which management believes is a cost effective approach to expanding its customer base.

         Franchised and Company-owned restaurants for the years ended June 30, 2000, 1999 and 1998 are as follows:

                                                                         FRANCHISED         COMPANY-OWNED
                                                                        RESTAURANTS          RESTAURANTS
                                                                        -----------         -------------

                Balance- June 30, 1998                                         53                    1
                   Previously sold restaurants taken
                     back and operated by the Company                          --                    2
                   Sold to franchisees                                          2                   (2)
                Closed or terminated                                          (17)                  (1)
                                                                           ------                -----

                Balance - June 30, 1999                                        38                   --
                                                                                                ======
                   Closed or terminated                                        (7)
                                                                          -------

                Balance - June 30, 2000                                        31
                                                                          =======

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION
          The consolidated financial statements include the accounts of N. U. Pizza Holding Corporation and its wholly-owned inactive subsidiaries, Formaggi, Inc. and Numero Uno Franchise Corporation. All material intercompany transactions and balances have been eliminated in consolidation.

          USE OF ESTIMATES
          The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          ROYALTY FEES
          Royalties are charged to most franchisees based upon either a percentage of gross receipts or a fixed fee, depending on the terms of the individual franchise agreement, and are recognized as earned. During the years ended June 30, 1999 and 1998, in order to sell some Company-owned restaurants, the Company enticed potential buyers by offering to reduce or defer payment of royalties.

          ADVERTISING COSTS AND FEES
          Direct-response advertising costs are capitalized and are amortized over the period during which the future benefits are expected to be received; all other advertising costs are expensed as incurred. Advertising costs for the years ended June 30, 2000, 1999 and 1998 were $23,800, $8,600, and $38,100, respectively.

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

          INTANGIBLE ASSETS
          Intangible assets at June 30, 1999 consisted of a liquor license acquired at a cost of $11,900. The liquor license was sold during the year ended June 30, 2000 for $10,500. A gain of $3,400 was recognized on the sale.

          INTANGIBLE ASSETS (CONTINUED)
          At June 30, 1998, intangible assets consisted of $200,000 of assets purchased from DAS Group, Inc. which included worldwide franchising rights ($20,000), a covenant not to compete ($36,000) and goodwill ($144,000). Goodwill represented the excess of the purchase price of the net assets of the DAS Group, Inc. over their fair value at the date of acquisition, January 7, 1997. Intangible assets at June 30, 1998 also included the licensing rights to pizza dough recipes acquired at a cost of $300,000, which have been fully amortized, and the liquor license acquired at a cost of $11,900. During the year ended June 30, 1999, the unamortized balance of the assets purchased from the DAS Group, Inc. of $155,000 was written off to franchise operations by the Company. Goodwill was being amortized on the straight-line method over fifteen years. All other intangible assets are amortized over five years. Amortization expense of $8,300, $15,000 and $80,800 related to these assets, was charged to operations during the years ended June 30, 2000, 1999, and 1998, respectively.

          FAIR VALUE OF FINANCIAL STATEMENT INSTRUMENTS
          Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial statement instruments.

          The carrying amount of cash and cash equivalents is assumed to be its fair value because of the liquidity of the instrument. Accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The carrying amounts of interest bearing notes receivable from franchisees and long-term debt are assumed to be recorded at fair value since the rates specified in the notes and long-term debt approximate current market rates. Noninterest bearing notes receivable from franchisees (including a related party) have been discounted to fair value. It was not practicable to estimate the fair value of the interest bearing notes receivable from and notes payable to related parties as payments on these instruments are not based on fixed payment terms.

          INCOME TAXES
          N. U. Pizza Holding Corporation (Debtor in Possession) files consolidated federal and state income tax returns with its wholly-owned subsidiary Numero Uno Franchise Corporation. Formaggi, Inc. files separate federal and state income tax returns.

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

          IMPAIRMENT OF LONG-LIVED ASSETS
          The Company has historically complied with SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. During the year ended June 30, 1999, the Company wrote off the unamortized intangible assets of Formaggi, Inc. and its investments in affiliated corporations in accordance with SFAS No. 121.

          ACCOUNTING FOR STOCK-BASED COMPENSATION
          In December 1996, the Company established Employee Stock Option Based Compensation Plans whereby it authorized the grant of stock options totaling 6,800,000 shares of common stock to its former president and other key employees. The former president's authorized option is for 4,000,000 shares and is exercisable at a price of $0.12 per share. All other authorized employee options are exercisable at $0.10 per share. As of June 30, 2000, none of the options authorized had been issued.

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

          EARNING PER SHARE
          SFAS No. 128, "Earnings per Share," was adopted by the Company during the year ended June 30, 1998. This pronouncement provides a different method of calculating earnings per share than was previously used in accordance with Accounting Principles Board
          (APB) No. 15, "Earnings per Share." SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Because of prior period losses, other potentially dilutive securities have an antidilutive effect in all periods. Accordingly, calculations reflected in the Consolidated Financial Statements under the new standard were not different from those calculated under the APB No. 15 method.

          Net loss per basic and diluted share are calculated based on the weighted average number of common stock shares outstanding during each period.

          COMPREHENSIVE INCOME
          SFAS No. 130, "Reporting Comprehensive Income," was adopted by the Company in the year ended June 30, 1999. SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a full set of general purpose consolidated financial statements. In addition to net income, comprehensive income includes changes in equity during a period, except those resulting from investments by and distributions to owners. The implementation of SFAS No. 130 did not have any effect on the reporting and display of the Company's financial position or results of operations.

          SEGMENT INFORMATION
          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in annual and interim Consolidated Financial Statements and was adopted during the year ended June 30, 1999. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. Reporting and disclosures under SFAS No. 131 are not materially different from reporting and disclosures made by the Company prior to the adoption of SFAS No. 131.

          RECENT ACCOUNTING PRONOUNCEMENTS
          There are no pending accounting pronouncements that are anticipated to have a material impact on the Company's financial position or results of operations.

          RECLASSIFICATION OF PRIOR YEAR BALANCES
          Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE 3 -  GOING CONCERN

          GENERAL
          On February 4, 2000, (the "Petition Date") N. U. Pizza Holding Corporation (the "Debtor") filed a voluntary petition for relief under Chapter 11 ("Chapter 11"), Title 11 of the United States Code, U.S.C. Sections 101-1330 as amended (the "Bankruptcy Code"), with the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). The bankruptcy case of the Debtor is being administered before the Bankruptcy Court under Case No. SV00-11215 GM. Pursuant to Sections 1107 and 1108 of the Bankruptcy Code, N. U. Pizza Holding Corporation, as Debtor and Debtor-in-Possession, has continued to manage and operate its assets and businesses pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court.

          REORGANIZATION PLAN PROCEDURES
          The Debtor expects to reorganize its affairs under the protection of Chapter 11 and to propose a plan of reorganization. Although management expects to file a plan of reorganization during 2001 which would contemplate emergence in 2001, there can be no assurance at this time that a plan of reorganization proposed by the Debtor will be approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The consummation of a plan of reorganization is the principal objective of the Company's Chapter 11 case. A plan of reorganization sets forth the means for satisfying the Debtor's claims and interests, including the liabilities subject to compromise. The consummation of a plan of reorganization for the Debtor will require the requisite vote of impaired creditors and stockholders under the Bankruptcy Code and confirmation of the plan by the Bankruptcy Court.

          The consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 cases and circumstances relating to this event, default on all pre-petition debt, negative cash flows, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of Chapter 11, the Debtor may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. Additionally, the amounts reported on the consolidated balance sheet as of June 30, 2000 could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

          The appropriateness of using the going concern basis of accounting is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and to meet obligations.

          In the Chapter 11 case, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases, have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the June 30, 2000 consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtor are stayed while the Debtor continues its business operations as debtor-in-possession. Unaudited schedules have been filed by the Debtor

          REORGANIZATION PLAN PROCEDURES (CONTINUED) with the Bankruptcy Court setting forth the assets and liabilities of the Debtor as of the Petition Date as reflected in the Debtor's accounting records. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

          CONSOLIDATED STATEMENTS OF OPERATIONS
          Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the business are reported in the Consolidated Statement of Operations for the year ended June 30, 2000 separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the cases or that it is probable that it will be an allowed claim.

          Reorganization items, if material, are reported separately within the operating, investing and financing categories of the Consolidated Statement of Cash Flows for the year ended June 30, 2000.

NOTE 4 -  NOTES RECEIVABLE

          Notes receivable are primarily derived from the sale of franchise rights and restaurants and consist of various installment notes due from franchisees. The notes are generally collateralized by franchise rights, restaurant equipment and leasehold improvements. Payments on interest bearing notes from franchisees are due in monthly installments and bear interest at per annum rates which range from 3% to 11%. During the years ended June 30, 1999 and 1998, the Company sold Company-owned restaurants in exchange for notes receivable and changed franchisees at several locations.

          At June 30, 2000, the Company had noninterest bearing notes receivable from franchisees with a carrying value of $303,800. The notes were discounted to their estimated fair value of $232,000 by applying an imputed interest rate of 8% to their future cash flows. The interest rate used was the current interest rate at which the Company negotiated similar transactions with other borrowers. The Company intends to hold these notes to maturity and recorded an allowance of $187,700 at June 30, 2000.

          At June 30, 1998, the Company had noninterest bearing notes receivable from franchisees, including a related party, and the buyers of Company-owned restaurants with a carrying value of $687,700. The notes were discounted to their estimated fair value of $420,700 by applying an imputed interest rate of 8% to their future cash flows. The interest rate used was the current interest rate at which the Company negotiated similar transactions with other borrowers. The Company intended to hold these notes to maturity and recorded an allowance of $267,000 at June 30, 1998. During the year ended June 30, 1999, the Company wrote off $185,500 of noninterest bearing notes receivable that had an allowance against them of $134,800 at June 30, 1998.

          The Company has also provided an allowance for possible future losses of $375,500 and $432,400, respectively, on interest and noninterest bearing notes receivable at June 30, 2000 and 1999. Management believes that the Company's collateral is sufficient to recover any past due balances on notes receivable.

          During the year ended June 30, 1997, the Company sold 5,300,000 shares of common stock at $.10 per share, 1,000,000 shares of common stock at $.07 per share and 650,000 shares of common stock at $.08 per share in exchange for noninterest bearing subscription notes receivable totaling $652,000. At June 30, 1997, $137,000 had not been collected on these notes and was recorded as a reduction of stockholders' equity. During the years ended June 30, 1999 and 1998, the uncollected balance of the note receivable was written off as uncollectible in the amounts of $52,000 and $85,000, respectively.

          During the year ended June 30, 1996, the Company agreed to sell 1,000,000 shares of common stock at $.31 per share and 1,000,000 shares of common stock at $.21 per share, respectively, in exchange for noninterest bearing subscription notes receivable in the amounts of $310,000 and $210,000. At June 30, 1998 and 1997, $350,000 remained unpaid on these notes receivable which was recorded as a charge to stockholders' equity. At June 30, 1999, the remaining unpaid balance of $350,000 on the notes receivable was written off as uncollectible.

          Notes receivable before allowances are scheduled to be received over the next five years as follows:

                YEARS ENDED JUNE 30:
                         2001                                $      119,600
                         2002                                       118,600
                         2003                                       121,300
                         2004                                       115,000
                         2005                                       142,600
                         Thereafter                                 469,400
                                                             --------------
                                                             $    1,086,500
                                                             ===============

NOTE 5 -  RELATED-PARTY TRANSACTIONS

          The Company has various transactions with its former president, Ronald
          J. Gelet, affiliated corporations that he controls, affiliated corporations that are controlled by certain officers of the Company and an employee. The total amount payable to these related parties consists of the following:

                                                                             June 30,             June 30,
                                                                               2000                 1999
                                                                           ------------         ------------
                  Note receivable - affiliated franchisee
                  corporation, noninterest bearing, due
                  in monthly installments of $1,000
                  original maturity date of June 2004
                  (in default), net of allowance of
                  $150,300 at June 30, 1999                                $         --         $     96,700

                  Advances to affiliated corporations,
                  noninterest bearing, due on demand                                 --               42,400
                                                                           ------------         ------------
                         Total receivable                                            --              139,100
                                                                           ------------         ------------
                  Accrued dough royalties - former
                  president                                                     (35,500)             (20,000)

                  Accrued consulting fees - former
                  president                                                          --              (60,000)

                  Note payable - former president,
                  bearing interest at 6% per annum,
                  due on demand; secured by all
                  assets of the Company                                        (592,800)                  --

                  Loan payable - former president,
                  noninterest bearing cash advances
                  and accrued compensation, due on
                  demand                                                        (30,100)            (311,400)

                  Note payable - affiliated corporation,
                  bearing interest at 5% per annum, due
                  on demand                                                          --              (95,000)

                  Less liabilities subject to compromise                         65,600                   --
                                                                           ------------         ------------

                         Total payable                                         (592,800)            (486,400)
                                                                           ------------         ------------

                                                                           $   (592,800)        $   (347,300)
                                                                           ============         ============

          The Company issued 16,025,000 shares of common stock at $.01 per share ($160,300) and 1,000,000 shares of common stock at $.05 per share ($50,000) during the years ended June 30, 1999 and 1998, respectively, as payment on amounts due to a former officer.

          During the year ended June 30, 1999, the Company made noninterest bearing advances of $42,400 to two affiliated corporations that are controlled by the former president of the Company.

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

          At June 30, 1999, the Company determined that the carrying value of its investments in two affiliated corporations, which totaled $473,500, was not recoverable due to certain factors that now exist regarding the investees' poor financial condition and the industry in which they operate. Accordingly, the Company wrote off the entire carrying value of the investments to franchise operations.

          On July 1, 1993, the Company entered into a licensing agreement with its former president assuring the Company and its franchisees exclusive use of the former president's dough recipes and products in California and internationally. The initial term of the agreement was five years and the fee payable to the former president was $300,000. The initial term of the agreement was scheduled to expire on June 30, 1998, but it has been extended by the Company's former president. Pursuant to the original agreement, the Company has ten additional five year options to renew the licensing agreement under the same terms. Since July 1, 1998, the original terms of the agreement have remained in effect. At September 22, 1999, the Company had exercised its first five-year renewal option. On March 20, 2000, the Company entered into a new licensing agreement with its former president expiring July 31, 2000. The agreement provides for renewal periods every six months. As of July 31, 2000, the Company renewed the agreement for the six months ending January 31, 2001. Under the terms of the agreement, the Company is required to pay the former president $2,000 per month. Prior to March 20, 2000, the Company and its franchisees were required to pay the former president a $.02 per pound royalty on the dough products used in operations. During the years ended June 30, 2000, 1999 and 1998, the Company incurred royalty expense of $25,500, $30,000 and $30,000, respectively in connection with this agreement.

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

          Under the terms of the agreement, the Company will also pay all of the former president's expenses related to performing the consulting services as well as all costs to maintain insurance policies on the former president and his spouse for the remainder of their lives. In addition, the Company issued a warrant to its former president to purchase 4,000,000 shares of common stock on January 1, 1999 as follows: 1,000,000 shares at $.01 per share; 1,000,000 shares at $.02 per share; 1,000,000 shares at $.03 per share; and 1,000,000 shares at $.04 per share. At June 30, 2000, the warrant had not been exercised and the Company had expensed and accrued $60,000 of prior months' consulting fees due to its former president. At June 30, 1999, there was no accrual for additional consulting fees. There was no annual adjustment increase in fees as the provisions for an increase had not been achieved.

NOTE 6 -  DEPENDENCE ON MAJOR VENDOR

          During the year ended June 30, 2000, the Company paid $70,000 to its former president for consulting fees.

          During the years ended June 30, 1999 and 1998, purchases from one vendor represented approximately 5.6% and 9.6%, of the costs and expenses of the Company owned restaurant operations, respectively. Management believed that the Company was not dependent on this vendor.

NOTE 7 -  LONG-TERM DEBT

             Long-term debt consists of the following:

                                                                              June 30,             June 30,
                                                                                2000                 1999
                                                                          --------------       --------------
                  Notes payable, secured by equipment,
                  bearing interest from approximately
                  8% to 32% per annum, maturing
                  through March 2004                                       $     354,800       $      138,800

                  Unsecured notes payable, bearing
                  interest from 8% to 10% per annum,
                  maturing through April 2006                                    216,200              190,200
                                                                           -------------       --------------
                                                                                 571,000              329,000
                  Less current maturities                                             --              167,700
                  Less liabilities subject to compromise                         216,200                   --
                                                                           -------------       --------------
                                                                           $     354,800       $      161,300
                                                                           =============       ==============

             Long-term debt is scheduled to mature as follows:

                  YEARS ENDING JUNE 30:
                         2001                                              $     118,800
                         2002                                                    122,200
                         2003                                                     79,500
                         2004                                                     34,300
                                                                           -------------
                                                                           $     354,800
                                                                           =============

          LIABILITIES SUBJECT TO COMPROMISE
          The principal categories of obligations classified as liabilities subject to compromise under reorganization cases are identified below. The amounts below in total may vary significantly from the stated amount of proofs of claim that will be filed with the Bankruptcy Court and may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events.

          Additional claims may arise from the rejection of additional real estate leases and executory contracts by the Debtor.

                  Unsecured notes payable                      $     216,200
                  Loans payable to related parties                    65,600
                  Trade accounts payable                             341,600
                  Accrued franchise advertising                       22,100
                  Other                                               78,300
                                                               -------------
                                                               $     723,800
                                                               =============

          As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on prepetition unsecured obligations has not been accrued after the Petition Date.

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

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

          COMMITMENTS (CONTINUED)
          Additionally, the Company leases certain executive office space under a noncancellable operating lease. Future minimum lease payments are as follows over the next five years:

                                                                        Restaurant               Office
                                                                           Space                  Space
                                                                       -------------           -----------
                  YEARS ENDING JUNE 30:
                         2001                                          $     133,700           $    13,200
                         2002                                                 76,500                    --
                         2003                                                 39,000                    --
                         2004                                                 36,500                    --
                         2005                                                 18,200                    --
                                                                       -------------           -----------
                                                                       $     303,900           $    13,200
                                                                       =============           ===========


          Total minimum future rental payments shown above have not been reduced by $303,900 of sublease rentals to be received in the future under noncancellable operating subleases.

          Following is a summary of rental expense for franchise operations and Company-owned restaurant operations:

                                                    Year Ended              Year Ended             Year Ended
                                                   June 30, 2000           June 30, 1999          June 30, 1998
                                                   -------------           -------------         --------------
                  Minimum rentals                    $    96,400           $    78,000           $    195,400
                  Less sublease rentals                       --                15,700                 69,100
                                                     -----------           -----------           ------------
                  Total rent expense                 $    96,400           $    62,300           $    126,300
                                                     ===========           ===========           ============

          During the year ended June 30, 2000, the Company leased restaurant equipment under capitalized leases expiring through March 2004. The restaurant equipment with a cost of $263,500 was sold to new franchisees in exchange for notes receivable (Note 4).

          COMMITMENTS (CONTINUED)
          During the year ended June 30, 1999, the Company began leasing restaurant equipment under capitalized leases expiring through November 1, 2003. The restaurant equipment was initially recorded at $165,100, the present value of minimum lease payments. The equipment was not used in the Company's business as it was contributed to an affiliated corporation during the year ended June 30, 1999 and was recorded as an investment in the affiliated corporation. At June 30, 1999, the carrying value of the restaurant equipment was written off as management determined that the assets were not recoverable by the Company due to the poor financial condition of the affiliated corporation.

          Minimum future lease payments on the capitalized lease obligations incurred in connection with the restaurant equipment as of June 30, 2000 for each of the next five years are as follows:

                    YEARS ENDING JUNE 30:
                        2001                                                  $     167,800
                        2002                                                        152,900
                        2003                                                         92,600
                        2004                                                         36,500
                                                                              -------------
                        Total minimum lease payments                                449,800
                        Less:  amount representing interest                         (95,000)
                                                                              -------------
                        Present value of minimum lease payments                     354,800
                        Less:  current portion                                     (118,800)
                                                                              -------------
                                                                              $     236,000
                                                                              =============

          The Company is in the process of reviewing its leases in the Chapter 11 cases to determine whether they should be rejected, assumed or assigned.

          PENDING LITIGATION
          During the year ended June 30, 1999, an action was filed for breach of contract against the Company, as lessee, by a landlord of a leased restaurant location that the Company subleased to a franchisee who subsequently vacated the premises. The plaintiff is claiming damages of $80,000. The Company had reached a tentative settlement of $65,000 with the plaintiff which is being renegotiated by the parties. Management was confident that settlement of the matter will not be materially different than $65,000 which has been recorded in accrued litigation settlements at June 30, 2000 and 1999.

          PENDING LITIGATION (CONTINUED)
          During the year ended June 30, 1999, an action was filed against the Company in the State of Oregon for breach of contract, violation of The Franchise Act and fraud. The plaintiff is seeking $100,000 plus attorney's fees. At June 30, 2000, the plaintiff was not moving forward with the case and is presently in bankruptcy. The Company intends to file a motion for summary judgment, and management believes that the Company will ultimately prevail at trial should a summary judgment not be granted.

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

          PENDING LITIGATION
          Management believes that the Company will prevail in arbitration, because the plaintiff's claims are without merit, and at best the plaintiff can only seek damages for breach of his franchise agreement since the September 1994 settlement agreement was reached between the parties. Management also believes that the outcome will not have a material adverse effect on the Company's financial position.

          In September 1995, an action was filed against the Company for breach of contract for failure to make payments on a Promissory Note totaling approximately $12,800. The Company filed an answer on December 6, 1995 and made a settlement offer to the plaintiffs but the plaintiffs' counsel has not pursued settlement. In April 1998, the court dismissed the case. The Company wrote off the note payable of $12,900 during the year ended June 30, 2000.

          LITIGATION SETTLEMENTS
          During the year ended June 30, 1996, the Company purchased a restaurant in exchange for shares of its common stock. The seller (plaintiff) was unable to subsequently sell the Company's common stock at the value established by the parties in connection with the Company's acquisition of the restaurant.

          During the year ended June 30, 1999, the plaintiff filed an action against the Company alleging breach of contract, fraud and various other causes of action. In May 1999, the parties resolved their differences by entering into a settlement agreement. Pursuant to the terms of the settlement agreement, the Company has agreed to pay the plaintiff a total sum of $158,500, consisting of two monthly payments of $29,250 which were made in May and June, 1999 and the balance of $100,000 in twenty-five monthly installments of $4,000 plus interest at 9% per annum. Pursuant to the settlement agreement, the Company made its initial $4,000 payment to the plaintiff on May 1, 1999 and made monthly payments from August 1, 1999 through December 1999. The remaining unpaid balance is subject to the outcome of the bankruptcy proceedings.

          During the year ended June 30, 1999, an action was filed against the Company in the Circuit Court of the State of Oregon alleging breach of contract, violation of the Franchise Act and fraud. The plaintiff sued for $100,000 plus attorney's fees. The Company settled the matter for $15,000 which was recorded in accrued litigation settlements at June 30, 1999 and paid during the year ended June 30, 2000.

          LITIGATION SETTLEMENTS (CONTINUED)
          During the year ended June 30, 1994, an action was filed by a vendor against the Company for breach of a 1987 settlement agreement which obligated the Company to purchase certain restaurant supply items exclusively from the vendor and to pay for some items which were delivered under the 1987 settlement agreement.

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

          During the year ended June 30, 2000, the Company made the monthly payments of $1,250 through December 1999. The remaining unpaid balance is subject to the outcome of the bankruptcy proceedings.

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

          LITIGATION SETTLEMENTS (CONTINUED)
          In June 1995, the landlord of premises leased by Numero Uno Takeout and Delivery Corporation filed a complaint against the Company and other defendants for breach of a lease agreement in the amount of approximately $20,500. The plaintiffs contend that the premises were vacated in March 1995 and that the Company and other defendants are responsible for the unpaid rent. The Company contends that Numero Uno Takeout and Delivery Corporation is a defunct entity and that there is no contractual liability on behalf of the Company and the other named defendants. After the discovery stage, the Court assigned the case to nonbinding arbitration which was held on June 20, 1996. Thereafter, the arbitrator awarded the plaintiffs the sum of $31,800. The Company did not agree with the award of the arbitrator and filed a Request For Trial De Novo with the Court. Subsequently, the Court set a trial date for March 31, 1997. Prior to trial, the parties entered into a settlement agreement which provides for a stipulation for judgment should the Company fail to pay installments pursuant to the terms of the settlement. The Company agreed to pay $16,500 plus interest in monthly installments which was paid in full during the year ended June 30, 1998.

          In September 1995, an action was filed against the Company for breach of contract for failure to make payments under the terms of a promissory note and Security Agreement. The plaintiffs alleged that the Company defaulted on amounts due them totaling approximately $77,900. A tentative settlement was reached with the plaintiff's attorney but the plaintiffs did not agree to the terms. A Settlement Conference was held on June 28, 1996. The parties were unable to settle the matter at the Conference and the Court scheduled a trial date for October 16, 1996. However, prior to the trial date, the parties settled the matter with the Company agreeing to pay the sum of approximately $54,500 plus interest at 10% per annum in monthly installments until paid in full. The Company made regular monthly installment payments and the unpaid balance was paid in full during the year ended June 30, 1999.

NOTE 9 -  PREFERRED STOCK

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

          No dividends were paid to the shareholder or former note holder during the years ended June 30, 2000, 1999, or 1998. Dividends in arrears on preferred stock were approximately $6,600 at June 30, 2000.

NOTE 10 - COMMON STOCK

          In November 1994, the Company's Board of Directors approved an increase in the Company's authorized common shares from 10,000,000 to 20,000,000 shares. In December 1995, the Company's Board of Directors approved another increase from 20,000,000 to 50,000,000 authorized shares. In August 1999, the Company's Board of Directors approved an additional increase from 50,000,000 to 100,000,000 authorized shares.

          During the year ended June 30, 2000, the Company issued 3,000,000 shares of its common stock to a third party at $0.03 per share ($90,000) as payment for consulting services in the areas of management, strategic planning, corporate financing and marketing in connection with the Company's line of business.

          During the years ended June 30, 1999 and 1998, the Company issued 16,025,000 shares of its common stock at $.01 per share ($160,300) and 1,000,000 shares of its common stock at $.05 per share ($50,000), respectively, as payments on a loan to a former officer of the Company.

          During the year ended June 30, 1997, the Company raised approximately $515,000 from Regulation S stock offerings. In addition, the Company issued 150,000 shares of its common stock at $.10 per share to a consultant in exchange for $15,000 of future consulting services. At June 30, 1997, prepaid consulting services totaled $3,800 which were charged to operations during the year ended June 30, 1998. During the year ended June 30, 1997, the Company agreed to sell 5,300,000 shares of common stock at $.10 per share, 1,000,000 shares of common stock at $.07 per share and 650,000 shares of common stock at $.08 per share in exchange for noninterest bearing subscription notes receivable totaling $652,000. At June 30, 1997, $137,000 had not been collected on these notes and was recorded as a reduction of stockholders' equity. During the year ended June 30, 1998, $85,000 was written off as uncollectible on one note receivable and $52,000 remained unpaid on another note receivable and was recorded as a reduction of stockholders' equity at June 30, 1998. The $52,000 note receivable was written off as uncollectible during the year ended June 30, 1999.

          The Company also entered into a subscription agreement during the year ended June 30, 1996, whereby the Company would issue 1,000,000 shares of common stock at $.21 per share and 1,000,000 shares of common stock at $.31 per share in exchange for subscription notes receivable of $210,000 and $310,000, respectively. At June 30, 1998 and 1997,
          $350,000 of these subscription notes receivable had not been collected and were recorded as a charge to stockholders' equity. The entire amount of these notes receivable was written off as uncollectible during the year ended June 30, 1999.

NOTE 11 - FOREIGN CURRENCY TRANSACTIONS

          All transactions with foreign franchises are conducted in U. S. Dollars. There is no material currency gain or loss.

NOTE 12 - INCOME TAXES

          Due to recurring net losses, the Company's income tax liability has been limited to the minimum California and Oregon franchise taxes. These taxes were $800, $1,700 and $2,500 for the years ended June 30, 2000, 1999 and 1998, respectively.

          At June 30, 2000, the Company had Federal net operating loss carryforwards of approximately $6,965,600 for tax purposes. Net operating losses are scheduled to expire as follows:

                  YEAR ENDING JUNE 30:
                        2007                                        $       150,400
                        2008                                                284,500
                        2011                                              3,065,800
                        2012                                                959,500
                        2013                                                389,000
                        2014                                              1,716,200
                        2015                                                400,200
                                                                    ---------------
                                                                    $     6,965,600
                                                                    ===============


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

          The Company's deferred tax benefit is approximately $2,368,300 at June 30, 2000. The Company has provided a valuation allowance in that amount as it is the opinion of management that, due to the nature of the items generating the operating loss carryforwards, it is more likely than not that these items will expire before the Company is able to realize their benefit.

          Expected Federal tax benefits for the years ended June 30, 2000, 1999 and 1998 were approximately $136,100, $583,400, and $132,300, respectively. Due to the current year's increase in tax net operating losses, the likelihood of realizing future tax benefits is lower than at June 30, 1999. Accordingly, the valuation allowance has been increased at June 30, 2000 by $136,100, the entire amount of the expected increase in tax benefits.

          Due to the increase in tax net operating losses during the year ended June 30, 1999, the likelihood of realizing future tax benefits was lower than at June 30, 1998. Accordingly, the valuation allowance was increased at June 30, 1999 by $583,400, the entire amount of the expected increase in tax benefits.

          Due to the increase in tax net operating losses during the year ended June 30, 1998, the likelihood of realizing future tax benefits was lower than at June 30, 1997. Accordingly, the valuation allowance was increased at June 30, 1998 by $132,300, the entire amount of the expected increase in tax benefits.

NOTE 13 - FOURTH QUARTER ADJUSTMENTS

          During the fourth quarter of the years ended June 30, 2000 and 1999, the Company recorded significant adjustments to its accounts which resulted in increasing net loss by approximately $232,100 and $1,821,000, respectively. The adjustments for the years ended June 30, 2000 were attributable to the write off of uncollectible franchise notes receivable and increasing the allowance for possible losses on franchise notes receivable. The adjustments for the year ended June 30, 1999 were principally attributable to increasing the allowance for possible losses on franchisee notes receivable, the write off of uncollectible subscription notes receivable, the write off of the unrecoverable carrying amount of investments in affiliated corporations and the recording of accrued litigation settlements.

          NOTE 14 - INDUSTRY SEGMENTS

          The Company operates principally in the food service industry, and has operated two segments: franchising and Company-owned restaurants. The franchising segment sells individual, multi- unit and territorial restaurant franchise licenses. The Company- owned restaurant segment operated full-service and takeout and delivery Numero Uno pizza restaurants. Total revenues, by segment, include sales to unaffiliated customers, as reported in the Company's consolidated statements of operations. Operating income (loss) is total revenue, less operating expenses.

          Segment information is as follows:

                                                                                                Company-owned
                                                                          Franchising            Restaurants
                                                                       -----------------      -----------------
             YEAR ENDED JUNE 30, 2000
                  Revenues from unaffiliated customers                 $       642,600                       --
                  Operating loss                                              (481,600)                      --
                  Identifiable assets at June 30, 2000                              --                       --

             YEAR ENDED JUNE 30, 1999
                  Revenues from unaffiliated customers                 $       685,100          $       192,700
                  Operating loss                                            (1,964,900)                 (26,500)
                  Identifiable assets at June 30, 1999                              --                       --

             YEAR ENDED JUNE 30, 1998
                  Revenues from unaffiliated customers                 $     1,403,300          $     1,109,800
                  Operating loss                                               (96,600)                (249,200)
                  Identifiable assets at June 30, 1998                              --                  214,400

             DEPRECIATION
                  For the year ended June 30, 2000                     $            --          $            --
                  For the year ended June 30, 1999                                  --                   15,700
                  For the year ended June 30, 1998                               2,600                  161,600

             CAPITAL EXPENDITURES
                  For the year ended June 30, 2000                     $            --          $            --
                  For the year ended June 30, 1999                               1,100                       --
                  For the year ended June 30, 1998                                  --                   10,000

--------------------------------------------------------------------------------

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                             (DEBTOR IN POSSESSION)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------

                                                                             CHARGED TO
                                                              CHARGED TO       LOSS ON
                                              BEGINNING       COSTS AND       SPECIFIC        ENDING
DESCRIPTION                                    BALANCE        EXPENSES       WRITE-OFFS       BALANCE
-----------                                 ------------     ----------      ----------     -----------
For the Year Ended June 30, 2000:
   Allowance for doubtful accounts          $     21,100     $       --      $   21,100     $        --
   Loss on allowance for uncollectible
     notes receivable                            432,400        232,100         289,000         375,500
   Discount on noninterest bearing
     notes receivable                            132,200         71,800         132,200          71,800
   Valuation allowance for deferred
     income tax assets                         2,232,300        136,100              --       2,368,300

For the Year Ended June 30, 1999:
   Allowance for doubtful accounts          $     21,100     $   54,300      $   54,300     $    21,100
   Loss on allowance for uncollectible
     notes receivable                            100,000        486,000         153,600         432,400
   Discount on noninterest bearing
     notes receivable                            267,000             --         134,800         132,200
   Valuation allowance for deferred
     income tax assets                         1,648,900        583,400              --       2,232,300

For the Year Ended June 30, 1998:
   Allowance for doubtful accounts          $     65,900     $   32,500      $   77,300     $    21,100
   Loss on allowance for uncollectible
     notes receivable                            416,500        219,400         535,900         100,000
   Discount on noninterest bearing
     notes receivable                                 --        267,000              --         267,000
   Valuation allowance for deferred
     income tax assets                         1,516,600        132,300              --       1,648,900
