Form 10-Q
period 2000-09-30
N U PIZZA HOLDING CORP
filed 2000-11-16
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


/X/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

                                                            or

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number 0-19522


                         N. U. PIZZA HOLDING CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
                         -------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3656327
                         -------------------------------
                      (I.R.S. Employer Identification No.)

             3550 WILSHIRE BLVD., SUITE 1725 LOS ANGELES, CA   90010
             -------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

                                 (213) 252-9991
                         -------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 /X/ Yes / / No


As of September 30, , there were 51,164,008 shares of common stock outstanding. Par value is $.001.

                          Part I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS


                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 September 30,      June 30,
                                                     2000             2000
                                                 ------------     ------------
                                                 (Unaudited)        (Audited)
           ASSETS

Current assets:
 Cash and cash equivalents                       $     31,700     $     43,200
 Restricted cash                                       22,100           22,100
 Franchisee advertising receivable                        -                -
 Receivables, net of allowance for
  doubtful accounts of $21,100                            -                -
 Advances to affiliated corporations                      -                -
 Current portion of related party
  notes receivable, net of allowances
  of $150,300                                             -                -
 Current portion of notes receivable -
  franchisees, net of allowances of
  $57,900 and $295,700                                 41,500           61,700
 Prepaid expenses                                         -                -
                                                 ------------     ------------
        Total current assets                           95,300          127,000
                                                 ------------     ------------
Other assets:
 Notes receivable - franchisees,
  net of allowances of $389,400                       577,500          577,500
 Deposits                                               1,300            1,300
                                                 ------------     ------------
                                                      578,800          578,800
                                                 ------------     ------------

                                                 $    674,100     $    705,800
                                                 ============     ============


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                               September 30,       June 30,
                                                   2000              2000
                                               ------------      ------------
                                               (Unaudited)         (Audited)
   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses         $     20,100      $      2,700
 Accrued franchise advertising                          -                 -
 Current portion of long-term debt                   84,700           118,800
 Current portion of litigation settlements              -                 -
 Loans payable to related parties                   592,800           592,800
                                               ------------      ------------
        Total current liabilities                   697,600           714,300
                                               ------------      ------------
 Long-term debt, net of current portion             236,000           236,000

Liabilities Subject to Compromise                   723,800               -

Stockholders' deficit:
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 80,000 shares issued and
  outstanding (aggregate liquidation
  preference $400,000)                                8,000             8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                                4,400             4,400
 Common stock, $.001 par value per
  share, authorized 100,000,000 and
  50,000,000 shares, shares issued,
  subscribed and outstanding
 51,164,008                                          51,900            51,400
 Additional paid-in capital                       6,283,600         6,269,100
 Accumulated deficit                             (7,331,200)       (7,301,200)
                                               ------------      ------------
                                                   (983,300)         (968,300)
                                               ------------      ------------
                                               $    674,100      $    705,800
                                               ============      ============


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                September 30,     September 30,
                                                    2000              1999
                                                ------------      ------------
                                                (Unaudited)        (Unaudited)
FRANCHISE OPERATIONS:

REVENUES:
 Initial franchise fees                         $      5,000      $      9,800
 Royalties                                            87,000            89,000
 Rental income                                           -                 -
 Interest income                                      21,900            10,200
 Rebate income                                        28,100            34,300
 Other income                                         13,100            20,000
 Forgiveness of debt                                     -               5,600
                                                ------------      ------------
                                                     155,100           168,900
                                                ------------      ------------
COSTS AND EXPENSES:
 General and administrative                          175,400           157,400
 Interest expense                                      8,900             9,000
                                                ------------      ------------
                                                     184,300           166,400
                                                ------------      ------------
 Franchise operating income(loss)                    (29,200)            2,500
                                                ------------      ------------


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                         ACCUMULATED DEFICIT (CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                             September 30,    September 30,
                                                 2000             1999
                                             ------------     ------------
                                             (Unaudited)       (Unaudited)
COMPANY-OWNED RESTAURANT
 OPERATIONS:

 Sales                                       $        -       $        -
                                             ------------     ------------
COSTS AND EXPENSES:
 Cost of sales                                        -                -
 Operating
 General and administrative                           -                -
                                             ------------     ------------
                                                      -                -
                                             ------------     ------------
 Company-owned restaurant loss                        -                -
                                             ------------     ------------
 Income(loss)before income
  tax provision                                   (29,200)           2,500

 Income tax provision                                 800              800
                                             ------------     ------------
 Net income (loss)                                (30,000)           1,700

 Accumulated deficit,
  beginning of period                          (7,301,200)      (6,818,800)
                                             ------------     ------------
 Accumulated deficit, end of period          $ (7,331,200)    $ (6,817,100)
                                             ============     ============
 Net income per share - basic                $        -       $        -
                                             ============     ============
 Weighted average number
  of shares outstanding -  basic               49,413,323       48,229,225
                                             ============     ============
 Net income per share - diluted              $        -       $        -
                                             ============     ============
 Weighted average number
  of shares outstanding - diluted              49,413,323       48,229,225
                                             ============     ============


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                               September 30,     September 30,
                                                   2000              1999
                                               ------------      ------------
                                               (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                             $    (30,000)     $      1,700
 Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
  Depreciation and amortization                         -                 -
  Forgiveness of debt                                   -              (5,600)
  Realization of deferred franchise
   fee income                                           -              (9,800)
 Changes in assets and liabilities:
  Receivables, net                                      -              (8,800)
  Inventories                                           -                 -
  Prepaid expenses                                      -              (2,600)
  Accounts payable and accrued expenses              17,400            35,000
  Accrued expenses due to related party                 -               7,500
  Deposits                                              -                (300)
                                               ------------      ------------
   Net cash provided (used)
    by operating activities                         (12,600)           17,100
                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Collections on notes receivable -
  franchisees                                        20,200             9,900
 Advances to affiliated corporations                    -             (53,000)
                                               ------------      ------------
  Net cash (used) provided
   by investing activities                           20,200           (43,100)
                                               ------------      ------------


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                               September 30,     September 30,
                                                   2000              1999
                                               ------------      ------------
                                               (Unaudited)       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in loans payable
  to related parties                           $        -        $    161,200
 Principal payments on long-term debt               (34,100)         (155,500)
 Proceeds from issuance of
  common stock                                          500            30,000
 Increase in Additional Paid in Capital              14,500                 -
                                               ------------      ------------
  Net cash provided (used)
   by financing activities                          (19,100)           35,700
                                               ------------      ------------
Net increase (decrease) in
 cash and cash equivalents                          (11,500)            9,700

Cash and cash equivalents,
 beginning of period                                 43,200            60,600
                                               ------------      ------------
Cash and cash equivalents,
 end of period                                 $     31,700      $     70,300
                                               ============      ============


Supplemental information:

 Cash paid for interest                        $      8,900      $     46,100
 Cash paid for income taxes                    $        -        $        800


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


In the opinion of management of N. U. Pizza Holding Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and changes in its cash flows for the three month periods presented.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the consolidated annual financial statements and notes.

These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2000.


Note 1.

A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-K.

The accompanying consolidated financial statements include the accounts of N. U. Pizza Holding Corporation and its wholly-owned inactive subsidiaries, Numero Uno Franchise Corporation and
Formaggi, Inc.. Intercompany transactions have been eliminated in consolidation.

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

Note 3.  Litigation

PENDING

1. N.U. PIZZA HOLDING CORPORATION VS. RENO IANNINI, ET AL, U.S. BANKRUPTCY COURT, CENTRAL DISTRICT OF CALIFORNIA, ADVERSARY NO. 00-01563. In September, 1998, The Company entered into a lease, as lessee, for property located in laguna Niguel, CA. In December, 1999 the Company entered into an agreement whereby the defendant agreed to take over the operation of the restaurant, assume the real property lease and assume two equipment leases under which the Company was liable. On February 1, 2000, The defendant took over physical possession of the real property and, breached the terms of the agreement with the Company by failing, among other things, to pay the landlord and equipment lessors. The Company initiated an adversary action on October 10, 2000 against the defendant, seeking damages according to proof, no less than $50,000 plus exemplary and punitive damages. A Status Conference is scheduled for December 21, 2000.

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

During the year ended June 30, 1999, the plaintiff filed an action against the Company alleging breach of contract, fraud and various other causes of action. In May 1999, the parties resolved their differences by entering into a settlement agreement. Pursuant to the terms of the settlement agreement, the Company has agreed to pay the plaintiff a total sum of $158,500, consisting of two monthly payments of $29,250 which were made in May and June, 1999 and the balance of $100,000 in twenty-five monthly installments of $4,000 plus interest at 9% per annum. Pursuant to the settlement agreement, the Company made its initial $4,000 payment to the plaintiff on May 1, 1999 and made monthly payments from August 1, 1999 through December 31, 1999. The remaining unpaid balance is subject to outcome of the bankruptcy filing.

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

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2000:

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2000, the Company had negative cash flow of $11,500. The Company has continued to make some of the principal payments on its long-term debt. Cash and cash equivalents at September 30, 2000 were $31,700.

OPERATING ACTIVITIES

Accounts payable and accrued expenses increased $17,400 to $20,100 at September 30, 2000.

INVESTING ACTIVITIES

No advances were made to affiliated corporations during the three months ended September 30, 2000.

Notes receivable - franchisees decreased $20,200 to $619,000 at September 30, 2000 due to the collection of outstanding amounts due to the Company.

FINANCING ACTIVITIES

Long-term debt decreased $34,100 to $320,700 at September 30, 2000 due to principal payments made by the Company.

Common stock and additional paid-in capital increased $500 and $14,500, respectively, to $51,900 and $6,283,600, respectively, at September 30, 2000. The Company issued 1,000,000 shares of common stock at $.03 per share upon the exercise of an option granted in connection with a consulting agreement entered into on July 23, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1999

FRANCHISE OPERATIONS

For the three months ended September 30, 2000, the Company recognized initial franchise fees of $5,000 from one domestic license agreement as compared to $9,800 in initial franchise fees for the three months ended September 30, 1999, a 49.0% decrease in fees.

The Company recognized $87,000 of royalty income during the three months ended September 30, 2000, a $2,000 (2.2%) decrease from royalty income of $89,000 recognized for the comparable period in 1999. The decrease was due primarily to a reduction in the total number of operating franchised restaurants during the three months ended September 30, 2000 as compared to the same period in 1999.

No rental income was recognized during the three months ended September 30, 2000 and 1999. This is due to the franchisees paying their rent directly to the landlord instead of rents being passed through the Company as in prior years.

Interest income increased $11,700 (114.7%) to $21,900 for the three months ended September 30, 2000 as compared to $10,200 for the three months ended September 30, 1999.

Rebate income decreased $6,200 (18.1%) to $28,100 for the three months ended September 30, 2000 as compared to $34,300 for the three months ended September 30, 1999 due primarily to a reduction in the total number of operating franchised restaurants during the three months ended September 30, 2000 as compared to the same period in 1999.

Other income decreased $6,900 (34.5%) to $13,100 for the three months ended September 30, 2000 as compared to $20,000 for the three months ended September 30, 1999. The decrease in other income is primarily related to fluctuations in payments received from the Company's exclusive soft drink supplier.

The Company recognized no forgiveness of debt income for the three months ended September 30, 2000 as compared to $5,600 of forgiveness of debt income for the three months ended September 30, 1999.

General and administrative expenses consist of corporate payroll and related benefits, insurance, professional fees, license fees and depreciation and amortization. These expenses increased $26,900 (17.1%) to $184,300 for the three months ended September 30, 2000 as compared to $157,400 for the three months ended September 30, 1999. This increase is due primarily to an increase in legal and professional fees.

Interest expense increased by $6,600 (287.0%) to $8,900 for the three months ended September 30, 2000 as compared to $2,300 for the three months ended September 30, 1999 due to an increase in the amount of interest-bearing notes payable.


COMPANY-OWNED RESTAURANT OPERATIONS

There were no Company-owned restaurant operations during the three months ended September 30, 2000 and 1999.


PRESIDENT'S COMMENTS

This quarter the Company focused on implementing a new accounting system.

Management increased chain wide advertising to help build customer awareness and sales.

One new Numero Uno unit opened in West Hills California. The new store is smaller in size and geared towards take-out and delivery business.





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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on November 14, 2000.


N. U. Pizza Holding Corporation




By: /s/ Daniel A. Rouse
    ---------------------------
    Daniel A. Rouse, President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ DANIEL A. ROUSE                                     Dated: November 14, 2000
------------------------------                                 -----------------
Daniel A. Rouse,
Chairman of the Board, President,
Treasurer, Secretary and Director


/s/ MICHAEL LORELLA                                     Dated: November 14, 2000
-------------------------------                                -----------------
Michael Lorella,
Director