Form 10-Q
period 2000-12-31
N U PIZZA HOLDING CORP
filed 2001-02-20
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

                                       Or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number 0-19522

                         N. U. PIZZA HOLDING CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                                     Nevada
                         -------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3656327
                         -------------------------------
                        (IRS Employer Identification No.)

             3550 Wilshire Blvd., Suite 1725, Los Angeles, CA 90010
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 [x] Yes [ ] No


As of December 31, 2000, there were 1,663,776 shares of common stock outstanding. Par value is $.001.

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


               N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                                         December 31,   June 30,
                                                              2000        2000
                                                         ------------   --------
                                                          (Unaudited)  (Audited)
                  ASSETS
Current assets:
 Cash and cash equivalents                                   $ 34,000   $ 43,200
 Restricted cash                                                6,000     22,100
 Franchisee advertising receivable                               --         --
 Receivables, net of allowance for
  doubtful accounts of $21,100                                   --         --
 Advances to affiliated corporations                             --         --
 Current portion of related party
  notes receivable, net of allowances
  of $150,300                                                    --         --
 Current portion of notes receivable -
  Franchisees, net of allowances of 57,500 and
  $295,700                                                     41,500     61,700
 Prepaid expenses                                                --         --
                                                             --------   --------
        Total current assets                                   81,500    127,000
                                                             --------   --------
Other assets:
 Notes receivable - franchisees,
  net of allowance of $389,400                                577,500    577,500
Deposits                                                        1,300      1,300
                                                             --------   --------

                                                              578,800    578,800
                                                             --------   --------

                                                             $660,300   $705,800
                                                             ========   ========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

               N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                         December 31,    June 30,
                                                             2000          2000
                                                         -------------  ----------
                                                          (Unaudited)    (Audited)
   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable and accrued expenses                    $   16,700    $    2,700
 Accrued franchise advertising                                   -             -
 Current portion of long-term debt                            55,800       118,800
 Current portion of litigation settlements                       -             -
 Loans payable to related parties                            592,800       592,800
                                                          ----------    ----------
        Total current liabilities                            665,300       714,300
                                                          ----------    ----------
 Long-term debt, net of current portion                      236,000       236,000

LIABILITIES SUBJECT TO COMPROMISE                            723,800       723,800
                                                          ----------    ----------

STOCKHOLDERS' DEFICIT:
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 74,500 shares issued and
  outstanding (aggregate liquidation
  preference $372,500)                                         7,500         8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                                         4,400         4,400
 Common stock, $.001 par value per
  share, authorized 2,000,000 and
  100,000,000 shares, shares issued,
  subscribed and outstanding
  1,663,776, and 51,164,008.                                  52,600        51,400
 Additional paid-in capital                                6,298,400     6,269,100
 Accumulated deficit                                      (7,374,300)   (7,301,200)
                                                          ----------    ----------
                                                          (1,075,900)   (968,300)
                                                          ----------    ----------
                                                          $  660,300    $  705,800
                                                          ==========    ==========


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

               N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR
            THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                  Three Months Ended       Six Months Ended
                                      December 31,           December 31,
                                    2000       1999        2000       1999
                                 ---------- ----------  ---------- ----------
                                      (Unaudited)            (Unaudited)
FRANCHISE OPERATIONS:

REVENUES:
 Initial franchise fees          $     -    $    9,800  $    5,000 $   19,500
 Royalties                           98,100     89,000     203,700    175,600
 Interest income                     12,100     10,200      24,400     18,300
 Rebate income                       45,600     34,300      73,800     68,000
 Other income                        27,000     20,000      40,100    140,100
 Forgiveness of debt                   -         5,600        -         5,600
                                 ---------- ----------  ---------- ----------
                                    182,800    168,900     347,000    427,100
                                 ---------- ----------  ---------- ----------

COSTS AND EXPENSES:
General and administrative          186,700    157,400     371,100    435,400
 Interest expense                     9,200      9,000      18,200     15,300
                                 ---------- ----------  ---------- ----------
                                    195,900    166,400     389,300    450,700
 Franchise operating             ---------- ----------  ---------- ----------
  income (loss)                     (13,100)     2,500     (42,300)   (23,600)
                                 ---------- ----------  ---------- ----------



See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

               N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                  Three Months Ended        Six Months Ended
                                      December 31,             December 31,
                                    2000        1999         2000        1999
                                 ----------  ----------   ----------  ----------
                                       (Unaudited)             (Unaudited)
COMPANY-OWNED RESTAURANT
 OPERATIONS:
 Sales                           $    -       $     -      $     -       $    -
                                 ----------   ----------   -----------  ----------
COSTS AND EXPENSES:
 Cost of sales                        -             -            -            -
 Operating                            -             -                        -
 General and
  administrative                      -             -            -            -
                                 ----------   ----------   -----------  ----------
                                      -             -            -            -
                                 ----------   ----------   -----------  ----------
 Company-owned
  Restaurant income                   -             -            -            -
                                 ----------   ----------   -----------  ----------
 Income (loss) before
  income tax provision              (13,100)       2,500       (42,300)    (23,600)
 Income tax provision                   800          800           800         800
                                 ----------   ----------   -----------  ----------
 Net income (loss)               $  (13,900)  $    1,700       (43,100)    (24,400)
 Accumulated deficit,
  beginning of period                                       (7,331,200) (6,818,600)
                                                           -----------  ----------
 Accumulated deficit,
  end of period                                            $(7,374,300) $(6,794,200)
                                                           ===========  ===========
 Net income (loss)
  per share - basic                   $0.00        $0.00         $ 0.00       $0.00
                                 ==========   ==========   ============ ===========
 Weighted average
  number of shares
  outstanding - basic             1,663,776   48,229,225      1,663,776  48,000,283
                                 ==========   ==========   ============  ==========
 Net income (loss)
  per share - diluted                 $0.00        $0.00          $0.00       $0.00
                                 ==========   ==========   ============  ==========
 Weighted average
  number of shares
  outstanding -diluted            1,663,776   48,229,225      1,663,776  48,000,283
                                 ==========   ==========   ============  ==========



See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

               N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                     December 31,  December 31,
                                                       2000           1999
                                                   -------------  -------------
                                                   (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income /loss                                   $  (43,100)    $  (24,400)
 Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
  Depreciation and amortization                           -              -
  Forgiveness of debt                                     -            (5,600)
  Realization of deferred franchise
   fee income                                             -            (9,800)
 Changes in assets and liabilities:
  Receivables, net                                        -            (8,800)
  Inventories                                             -              -
  Prepaid expenses                                        -            (3,000)
  Accounts payable and accrued expenses                 16,700         35,000
  Accrued expenses due to related party                   -             7,500
  Deposits                                              (1,300)          (300)
                                                   -----------    -----------
   Net cash provided (used)
    by operating activities                            (27,700)        (9,400)
                                                   -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

 Collections on notes receivable -
  franchisees                                           41,800          9,900
 Advances to affiliated corporations                      -           (57,600)
                                                   -----------    -----------
  Net cash (used) provided
   by investing activities                              41,800        (47,700)
                                                   -----------    -----------

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

               N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                        December 31,  December 31,
                                                           2000           1999
                                                        ------------  ------------
                                                        (Unaudited)    (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in loans payable
  to related parties                                    $      -       $  170,600
 Principal payments on long-term debt                       (63,000)     (155,500)
 Proceeds from issuance of
  common stock                                                  700        30,000
 Increase in Additional Paid in Capital                      14,800          -
                                                        -----------   -----------
  Net cash provided (used)
   by financing activities                                  (47,500)       45,100
                                                        -----------   -----------
Net increase (decrease) in
 cash and cash equivalents                                   (9,200)      (12,000)

Cash and cash equivalents,
 beginning of period                                         43,200        60,600
                                                        -----------   -----------
Cash and cash equivalents,
 end of period                                          $    34,000    $   58,300
                                                        ===========   ===========


Supplemental information:

 Cash paid for interest                                 $    18,200    $   46,100
 Cash paid for income taxes                             $      -       $      800


See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

               N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (Unaudited)

In the opinion of management of N. U. Pizza Holding Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of its operations and changes in its cash flows for the three and six month periods presented.

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


Note 2.  Common Stock

The Board of Directors approved a reverse stock split of 50 (fifty)-to-1 (one) for the Company's common stock, effective as of December 15, 2000. A 50-for-1 reverse split became effective as of December 15, 2000. The Company's new symbol is NUPZ and the new Cusip number is 629432204.

The Board of Directors issued options to three key employees and one consultant to purchase a total of 1.6 Million post-split shares (400,000 per individual) at an exercise price of $.10 post-split.

During the period ended December 31, 2000, there were 5,500 shares of preferred stock, series B, converted to 240,496 shares of common stock.

The Company has appointed Wall Street Marketing Group, Inc. (WSMG) as investor relations firm. The primary strategic objective is to help increase shareholder value and the stock price of the company. Wall Street Marketing Group, Inc. will also assist the Company in raising capital and developing and acquiring new growth vehicles. WSMG has received as a payment 400,000 shares of common stock.


Note 3. Litigation

Pending

1. N.U. Pizza Holding Corporation vs. Reno Iannini, et al, U.S. Bankruptcy Court, Central District of California, Adversary No. 00-01563. In September 1998, The Company entered into a lease, as lessee, for property located in Laguna Niguel, CA. In December 1999, the Company entered into an agreement whereby the defendant agreed to take over the operation of the restaurant, assume the real property lease and assume two equipment leases under which the Company was liable. On February 1, 2000, The defendant took over physical possession of the real property and, breached the terms of the agreement with the Company by failing, among other things, to pay the landlord and equipment lessors. The Company initiated an adversary action on October 10, 2000 against the defendant, seeking damages according to proof, no less than $50,000 plus exemplary and punitive damages.

2.       Ventura Taft vs. N. U. Pizza Holding Corporation, Van Nuys
Superior Court Case No. LC042907. During the year ended June 30, 1999, a landlord of a leased restaurant location that the Company subleased to a franchisee who subsequently vacated the premises filed an action for breach of contract against the Company, as lessee. The plaintiff is claiming damages of $80,000. The Company had reached a tentative settlement of $65,000 with the plaintiff, which is being renegotiated by the parties. Management was confident that settlement of the matter will not be materially different than $65,000 which has been recorded in accrued litigation settlements at June 30, 2000.

3.     Jasvir Singh Basi aka David Basi, Ravinder K. Basi aka Linda
Basi, and Basi Food Company, Inc. vs. Ronald J. Gelet, Numero Uno Franchise Corporation, Numero Uno, Inc., Gregory Golem and Does 1 through 100, inclusive, Superior Court of the State of California for the County of Los Angeles, Case No. LC023294. In October 1985, the Company entered into a franchise agreement with Jasvir Singh Basi and Ravinder Kaur Basi for a full service restaurant located in Winnetka, California. In or about June 1993, a dispute arose between the Basis and the Company relating to the nature of the Basis' delivery rights and the geographic territory originally allocated to them. Pursuant to the franchise agreement, the Basis' right to delivery into the originally allocated area was non-exclusive and, upon the occurrence of certain conditions was subject to termination followed by renegotiation of an alternate delivery area with a new one. The Basis denied that they had agreed to a replacement delivery area and, further alleged that, by separate agreement, their delivery area was expressly agreed to. The Basis responded with a cross- complaint which sought compensatory and punitive damages and other relief based on claims of breach of contract, breach of covenant of good faith and fair dealing, intentional interference with prospective advantage, intentional infliction of emotional distress and violations of the Racketeer Influenced and Corrupt Organizations Act ("R.I.C.O."). The Company filed a demurrer to the cross complaint and the Basis filed a first amended cross complaint in January 1994. On September 27, 1994, the parties settled the lawsuit. The Company agreed to a royalty abatement, which commenced on October 1, 1994 and continues for five years thereafter. The Company also agreed to a one-time waiver of the transfer fee, should the franchisee decide to sell its franchise. In addition, the parties established the boundaries of the franchisee's geographic territory and delivery rights.

As part of the settlement agreement, one of the plaintiffs entered into a new franchise agreement with the Company in October 1995. Subsequently, the plaintiff breached his obligations under the franchise agreement by failing to pay required fees and the Company terminated his franchise. The plaintiff refused to vacate the restaurant he was subleasing from the Company, continued to use Company trademarks and breached his building lease with the landlord by failing to pay rent which was due. The Company was forced to pay back rent to the landlord and utilities.

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

Management believes that the Company will prevail in arbitration, because the plaintiff's claims are without merit, and at best the plaintiff can only seek damages for breach of his franchise agreement since the September 1994 settlement agreement was reached between the parties. Management also believes that the outcome will not have a material adverse effect on the Company's financial position. A trial date for this arbitration has been set to be in February 2001.

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

6. Feiring vs. N. U. Pizza Holding Corporation, Numero Uno Franchise Corporation, Ron Gillette, Dan Rouse, et al., in the Circuit Court of the State of Oregon for the County of Polk, Case No. 97P1233. During the year ended June 30, 1999, an action was filed against the Company in the Circuit Court of the State of Oregon alleging breach of contract, violation of The Franchise Act and fraud. The plaintiff sued for $100,000 plus attorney's fees. The Company settled the matter for $15,000, which was paid during the year, ended June 30, 2000.

7. Filet Menu, Inc. vs. Numero Uno, Inc., Gelet Enterprises, Inc. and Ronald J. Gelet, Los Angeles Superior Court Case No. DC114313. This is an action filed on October 12, 1994 against the Company for breach of a settlement agreement. This matter arose out of the settlement of a previously filed lawsuit filed by the plaintiff against the Company in 1987. As part of that settlement agreement, the Company entered into a written agreement with the plaintiff for the purchase and payment of merchandise. The plaintiff alleged that the Company breached that agreement by failing to purchase all the required items and also failed to pay for some items, which were delivered under the settlement agreement. The Company contended that Filet Menu breached the settlement agreement. The Company answered the complaint and the Superior Court referred the matter to the Joint Association Settlement Program. After a settlement conference was held, the parties settled the matter. As part of the second settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,167 for a period of ten years commencing on June 15, 1996. And to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno restaurants for a period of five years. Subsequently, Numero Uno Franchise Corporation filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that Filet Menu violated the terms of the second settlement agreement. In November 1996, the parties entered into a new third settlement agreement, which superseded both previous agreements, referenced above. This final settlement agreement required the Company to pay the supplier a total of $238,000 consisting of immediate cash payment of $101,000, subsequent installment payments totaling $37,000 plus interest of 8% on or before November 1, 1998 and $100,000 (reduced by the plaintiff to $75,000 during the year ended June 30, 1998) payable in sixty monthly installments of $1,250.

Note 4.    Income Taxes

The Company's federal income tax provisions for the three and six-month periods presented have been eliminated by the utilization of net operating loss carry-forwards. The Company would have been required to pay additional federal income taxes in these periods had it not been able to utilize these carry-forwards. A provision for minimum state income taxes has been provided in the consolidated financial statements.


Note 5.  Election and Resignation of Director

The Company has elected Allen Chung to its Board of Directors, effective on November 21, 2000.

At a Board of Directors meeting held on December 14, 2000, Director Michael L. Lorella resigned his directorship with the Company and the Company accepted his resignation effective as of 12:00 A.M. on December 15, 2000.


Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


SIX MONTHS ENDED DECEMBER 31, 2000:

LIQUIDITY AND CAPITAL RESOURCES.

For the six months ended December 31, 2000, the Company had negative cash flow of $9,200. The Company has continued to make some of the principal payments on its long-term debt. Cash and cash equivalents at December 31, 2000 were $34,000.

OPERATING ACTIVITIES.

Accounts payable and accrued expenses decreased $3,400 to $16,700 at December 31, 2000.

INVESTING ACTIVITIES:

Notes receivable - franchisees decreased $41,800 to $597,400 at December 31, 2000 due to the collection of outstanding amounts due to the Company.

No advances were made to affiliate corporations during the six moths ended December 31, 2000.

FINANCING ACTIVITIES.

Long-term debt decreased $63,000 to $257,700 at December 31, 2000 due to principal payments made by the Company.

Common stock and additional paid-in capital increased $700 and $14,800, respectively, to $52,600 and $6,298,400, respectively, at December 31, 2000. The Company issued 400,000 shares of common stock in connection with an agreement entered into on November 2000.


RESULTS OF OPERATIONS.

SIX MONTHS ENDED DECEMBER 31, 2000
AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1999

FRANCHISE OPERATIONS.

For the six months ended December 31, 2000, the Company recognized initial franchise fees of $5,000, as compared to 19,500 during the six months ended December 31, 1999.

The Company recognized $203,700 of royalty income during the six months ended December 31, 2000, a $28,100 (16%) increase from royalty income of $175,600 recognized for the comparable period in 1999. The increase was due primarily to an increase in the total number of operating franchised restaurants making timely payments during the three months ended December 31, 2000 as compared to the same period in 1999.

No rental income was recognized during the six months ended December 31, 2000. This is due to the franchisees paying their rent directly to the landlord instead of rents being passed through the Company as in prior years.

Interest income increased $6,100 (33%) to $24,400 for the six months ended December 31, 2000 as compared to $18,300 for the six months ended December 31, 1999. The increase was due primarily to an increase in the total number of operating franchised restaurants making timely payments during the three months ended December 31, 2000 as compared to the same period in 1999.

Rebate income increased $5,800 (8.5%) to $73,800 during the six months ended December 31, 2000 as compared to $68,000 for the six months ended December 31, 1999, due to the favorable renegotiations of certain rebate agreements.

Other income decreased $100,000 (71.4%) to $40,100 for the six months ended December 31, 2000 due primarily to the one-time receipt during the six months ended December 31, 1999 from a promotion Company to be used exclusively.

The Company recognized no forgiveness of debt income for the six months ended December 31, 2000 as compared to $5,600 during the six months ended December 31, 1999.

General and administrative expenses decreased $64,300 (15%) to $371,100 during the six months ended December 31, 2000 as compared to the six months ended December 31, 1999.

Interest expense increased $2,900 (19%) to $18,200 for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999 due to an increase in the Company's long-term debt.

COMPANY-OWNED RESTAURANT OPERATIONS.

There were no Company-owned restaurant operations during the six months ended December 31, 2000 and 1999.


THREE MONTHS ENDED DECEMBER 31, 2000
AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

FRANCHISE OPERATIONS.

For the three months ended December 31, 2000, the Company recognized no initial franchise fees as compared to $9,800 in initial franchise fees for the three months ended December 31, 1999.

The Company recognized $98,100 of royalty income during the three months ended December 31, 2000, a $9,100 (10%) increase from royalty income of $89,000 recognized for the comparable period in 1999. The increase was due primarily to an increase in the total number of operating franchised restaurants making timely payments during the three months ended December 31, 2000 as compared to the same period in 1999.

No rental income was recognized during the three months ended December 31, 2000. This is due to the franchisees paying their rent directly to the landlord instead of rents being passed through the Company as in prior years.

Interest income increased $1,900 (19%) to $12,100 for the three months ended December 31, 2000 as compared to $10,200 for the three months ended December 31 1999. This increase is due to an increase in interest bearing notes receivable outstanding during the three months ended December 31, 2000.

Rebate income increased $11,300 (33%) to $45,600 during the three months ended December 31, 2000 as compared to $34,300 during the three months ended December 31, 1999, due to the favorable renegotiations of certain rebate agreements and fluctuations in payments received from the Company's exclusive soft drink supplier.

Other income increased $7,000 (35%) to $27,000 for the three months ended December 31, 2000. The increase in other income is primarily related to transfer fees received.

The Company recognized $5,600 of forgiveness of debt income for the three months ended December 31, 1999 due to the write-off of previously accrued accounts payable. There were no such write-offs during the three months ended December 31, 2000.

General and administrative expenses consist of corporate payroll and related benefits, insurance, legal and professional fees, license fees and depreciation and amortization. These expenses increased $29,300 (19%) to $186,700 for the three months ended December 31, 2000 as compared to $157,400 for the three months ended December 31 1999. This increase is due primarily to an overall increase in legal and professional fees.

Interest expense increased $200 (2%) to $9,200 for the three months ended December 31, 2000 as compared to $9,000 for the three months ended December 31.

COMPANY-OWNED RESTAURANT OPERATIONS.

There were no Company-owned restaurant operations during the three months ended December 31, 2000 and 1999

PRESIDENT'S COMMENTS:

The Company has entered into negotiations about developing a nine-state region for Red River Roadhouse Grill. With Red River Roadhouse Grill volumes, profit margins and history, this is a very positive opportunity for the Company.

The Company has also entered preliminary agreements with a Korean Investment group to develop some Korean coffeehouses and other projects, both domestically and internationally. The Company feels that these deals should come together in March 2001.

The two new Take-out and delivery concepts have shown that they are successful and profitable. This will be one of the new growth vehicles for the Company.

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

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security
                   Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on February 16, 2001.

N. U. PIZZA HOLDING CORPORATION


By: /s/Daniel A. Rouse
    ---------------------------------------------
    Dan Rouse
    President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Daniel A. Rouse                               Dated: 2/16/01
------------------------                              -------
Daniel A. Rouse
Chairman of the Board, President,
Treasurer, Secretary and Director



/s/Allen Chung                                    Dated: 2/16/01
---------------------------                              -------
Allen Chung
Director