Form 10-Q/A
period 2000-12-31
N U PIZZA HOLDING CORP
filed 2001-02-23
CIK 879124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

               N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                         December 31,    June 30,
                                                             2000          2000
                                                         -------------  ----------
                                                          (Unaudited)    (Audited)
   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable and accrued expenses                    $   16,700    $    2,700
 Accrued franchise advertising                                   -             -
 Current portion of long-term debt                            55,800       118,800
 Current portion of litigation settlements                       -             -
 Loans payable to related parties                            592,800       592,800
                                                          ----------    ----------
        Total current liabilities                            665,300       714,300
                                                          ----------    ----------
 Long-term debt, net of current portion                      236,000       236,000

LIABILITIES SUBJECT TO COMPROMISE                            723,800       723,800
                                                          ----------    ----------

STOCKHOLDERS' DEFICIT:
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 74,500 shares issued and
  outstanding (aggregate liquidation
  preference $372,500)                                         7,500         8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                                         4,400         4,400
 Common stock, $.001 par value per
  share, authorized 2,000,000 and
  100,000,000 shares, shares issued,
  subscribed and outstanding
  1,663,776, and 51,164,008.                                  52,600        51,400
 Additional paid-in capital                                6,298,400     6,269,100
 Accumulated deficit                                      (7,374,300)   (7,301,200)
                                                          ----------    ----------
                                                          (1,011,400)     (968,300)
                                                          ----------    ----------
                                                          $  613,700    $  705,800
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

               N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                        December 31,  December 31,
                                                           2000           1999
                                                        ------------  ------------
                                                        (Unaudited)    (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in loans payable
  to related parties                                    $      -       $  170,600
 Principal payments on long-term debt                       (63,000)     (155,500)
 Proceeds from issuance of
  common stock                                                  700        30,000
 Increase in Additional Paid in Capital                      14,800          -
                                                        -----------   -----------
  Net cash provided (used)
   by financing activities                                  (47,500)       45,100
                                                        -----------   -----------
Net increase (decrease) in
 cash and cash equivalents                                  (33,400)      (12,000)

Cash and cash equivalents,
 beginning of period                                         43,200        60,600
                                                        -----------   -----------
Cash and cash equivalents,
 end of period                                          $    34,000    $   58,300
                                                        ===========   ===========


Supplemental information:

 Cash paid for interest                                 $    18,200    $   46,100
 Cash paid for income taxes                             $      -       $      800


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


Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


SIX MONTHS ENDED DECEMBER 31, 2000:

LIQUIDITY AND CAPITAL RESOURCES.

For the six months ended December 31, 2000, the Company had negative cash flow of $33,400. The Company has continued to make some of the principal payments on its long-term debt. Cash and cash equivalents at December 31, 2000 were $34,000.

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