Form 10-Q
period 2001-03-31
N U PIZZA HOLDING CORP
filed 2001-05-14
CIK 879124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.
or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission file number 0–19522

N. U. PIZZA HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	95–3656327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 Wilshire Blvd., Suite 1725, Los Angeles, CA	90010
(Address of principal executive offices)	(Zip Code)

(213) 252–9991
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

☒ Yes  ☐ No

As of March 31, 2001, there were 1,663,776 shares of common stock outstanding.  Par value is $.001.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2001 (Unaudited)	June 30, 2000 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$20,000	$43,200
Restricted cash	19,300	22,100
Franchisee advertising receivable	-	-
Receivables, net of allowance for doubtful accounts of $21,100	-	-
Advances to affiliated corporations	-	-
Current portion of related party notes receivable, net of allowances of $150,300	-	-
Current portion of notes receivable franchisees, net of allowances of $57,500 and of $295,700	30,600	61,700
Prepaid expenses	-	-
Total current assets	69,900	127,000
Other assets:
Notes receivable – franchisees, net of allowances of $389,400	585,600	577,500
Deposits	1,300	1,300
	586,900	578,800
	$656,800	$705,800

See accompanying notes to financial statements and management’s discussion and analysis of financial condition and results of operations.

N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2001	June 30, 2000
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	19,900	2,700
Accrued franchise advertising	-	-
Current portion of long–term debt	$42,000	$118,800
Current portion – litigation settlements	-	-
Loans payable to related parties	592,800	592,800
Total current liabilities	654,700	714,300
Long–term debt, net of current portion	236,000	236,000

LIABILITIES SUBJECT TO COMPROMISE	723,800	723,800
Stockholders' equity:
Preferred stock, Series B, $.10 par value per share, authorized 10,000,000 shares, 74,500 shares issued and outstanding (aggregate liquidation preference $400,000)	7,500	8,000
Preferred stock, Series C, $.10 par value per share, authorized 44,000 shares, 44,000 shares issued and outstanding (aggregate liquidation preference $220,000)	4,400	4,400
Common stock, $.001 par value per share, authorized 2,000,000 and 100,000,000 shares, 1,663,776 and 51,164,008 shares issued, subscribed and outstanding, respectively	52,600	51,400
Additional paid–in capital	6,298,400	6,269,100
Accumulated deficit	(7,320,600)	(7,301,200)
	(957,700)	(968,300)
	$656,800	$705,800

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
FRANCHISE OPERATIONS:

REVENUES:

Initial franchise fees	$-	$14,800	$5,000	$34,300
Royalties	88,000	139,400	273,100	315,600
Interest income	11,400	10,200	45,400	28,500
Rebate income	17,400	22,800	91,100	90,800
Other income	96,100	-	136,200	140,100
Forgiveness of debt	-	-	-	5,600
	212,900	187,200	550,800	614,900
COSTS AND EXPENSES:

General and administrative	180,100	161,000	542,200	596,400
Interest expense	9,100	7,100	27,200	22,400
	189,200	168,100	569,400	618,800
Franchise operating income	23,700	19,100	(18,600)	(3,900)

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
COMPANY-OWNED RESTAURANT OPERATIONS:	(Unaudited)		(Unaudited)
Sales	$-	$-	$-	$-
COSTS AND EXPENSES:
Cost of sales	-	-	-	-
Operating	-	-	-	17,500
General and administrative	-	-	-	-
	-	-	-	17,500
Company-owned restaurant loss	-	-		(17,500)
Income (loss) before income tax provision	-	-	(18,600)	(23,600)

Income tax provision	-	-	800	800
Net income (loss)	$-	$-	(19,400)	(24,400)

Accumulated deficit, beginning of period			(7,301,200)	(6,818,800)
Accumulated deficit, end of period			$(7,320,600)	$(6,843,200)
Net income (loss) per share - basic	$0.00	$0.00	($0.01)	$0.00
Weighted average number of shares outstanding - basic	1,663,776	49,164,008	1,663,776	49,164,008
Net income (loss) per share - diluted	$0.00	$0.00	($0.01)	$0.00
Weighted average number of shares outstanding - diluted	1,663,776	48,164,008	1,663,776	49,164,008

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

	March 31, 2001	March 31, 2000
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(18,600)	$(5,600)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	-	29,900
Forgiveness of debt	-	(5,600)
Realization of deferred income	-	(9,800)
Changes in assets and liabilities:
Receivables, net	-	(8,800)
Inventories	-	-
Prepaid expenses	-	-
Accounts payable and accrued expenses	17,200	(18,900)
Accrued royalties due to related party	-	4,900
Deposits	-	(1,300)
Net cash (used) provided by operating activities	(1,400)	(13,900)
CASH FLOWS FROM INVESTING ACTIVITIES:

Collections on notes receivable	96,900	35,500
Advances to affiliated corporations	-	(57,600)
Net cash provided by investing activities	96,900	(22,100)

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

	March 31, 2001	March 31, 2000
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in amounts due to related parties	$-	$170,600
Increase in notes payable	-
Principal payments on long-term debt	(98,300)	(155,500)
Net cash provided (used) by financing activities	(98,300)	45,100
Net (decrease) increase in cash and cash equivalents	(23,200)	(44,100)
Cash and cash equivalents, beginning of period	43,200	58,300
Cash and cash equivalents, end of period	$20,000	$14,200
Supplemental information:
Cash paid for interest	$27,300	$46,100
Cash paid for income taxes	$0	$800

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)

In the opinion of management of N. U. Pizza Holding Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and changes in its cash flows for the three and nine month periods presented.

The consolidated financial statements and notes are presented as permitted by Form 10–Q and do not contain certain information included in the annual consolidated financial statements and notes.

These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10–K for the year ended June 30, 2000.

Note 1.

A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10–K.

The accompanying consolidated financial statements include the accounts of N. U. Pizza Holding Corporation and its wholly owned subsidiaries, Numero Uno Franchise Corporation, Formaggi Inc. and NU Magic Pizza Inc. (the "Company").  Inter-company transactions and balances have been eliminated in consolidation.

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

2.          Ventura Taft vs. N. U. Pizza Holding Corporation, Van Nuys Superior Court Case No. LC042907.  During the year ended June 30, 1999, a landlord of a leased restaurant location that the Company subleased to a franchisee who subsequently vacated the premises filed an action for breach of contract against the Company, as lessee.  The plaintiff is claiming damages of $80,000.  The Company had reached a tentative settlement of $65,000 with the plaintiff, which is being renegotiated by the parties. Management was confident that settlement of the matter would not be materially different than $65,000 that has been recorded in accrued litigation settlements at June 30, 2000.

3.          Jasvir Singh Basi aka David Basi, Ravinder K. Basi aka Linda Basi, and Basi Food Company, Inc. vs. Ronald J. Gelet, Numero Uno Franchise Corporation, Numero Uno, Inc., Gregory Golem and Does 1 through 100, inclusive, Superior Court of the State of California for the County of Los Angeles, Case No. LC023294. In October 1985, the Company entered into a franchise agreement with Jasvir Singh Basi and Ravinder Kaur Basi for a full service restaurant located in Winnetka, California. In or about June 1993, a dispute arose between the Basis and the Company relating to the nature of the Basis' delivery rights and the geographic territory originally allocated to them. Pursuant to the franchise agreement, the Basis' right to delivery into the originally allocated area was non-exclusive and, upon the occurrence of certain conditions was subject to termination followed by renegotiations of an alternate delivery area with a new one.  The Basis denied that they had agreed to a replacement delivery area and, further alleged that, by separate agreement, their delivery area was expressly agreed to. The Basis responded with a cross- complaint which sought compensatory and punitive damages and other relief based on claims of breach of contract, breach of covenant of good faith and fair dealing, intentional interference with prospective advantage, intentional infliction of emotional distress and violations of the Racketeer Influenced and Corrupt Organizations Act ("R.I.C.O."). The Company filed a demurrer to the cross complaint and the Basis filed a first amended cross complaint in January 1994. On September 27, 1994, the parties settled the lawsuit. The Company agreed to a royalty abatement, which commenced on October 1, 1994 and continues for five years thereafter. The Company also agreed to a one-time waiver of the transfer fee, should the franchisee decide to sell its franchise. In addition, the parties established the boundaries of the franchisee's geographic territory and delivery rights.

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

Management believes that the Company will prevail in arbitration, because the plaintiff's claims are without merit, and at best the plaintiff can only seek damages for breach of his franchise agreement since the September 1994 settlement agreement was reached between the parties. Management also believes that the outcome will not have a material adverse effect on the Company's financial position. The ruling is expected on June 2001.

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

Note 3.  Income Taxes

The Company’s federal income tax provisions for the three and nine-month periods presented have been eliminated by the utilization of net operating loss carryforwards. The Company would have been required to pay additional federal income taxes in these periods had it not been able to utilize these carryforwards.  A provision for minimum state income taxes has been provided in the consolidated financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended March 31, 2001

Liquidity and Capital Resources

For the nine months ended March 31, 2000, the Company had negative cash flow of $23,200. The Company has continued to make some of the principal payments on its long-term debt. Cash and cash equivalents at December 31, 2000 were $20,000.

Operating Activities

Accounts payable and accrued expenses increased $17,200 to $19,900 at March 31, 2001.

Investing Activities

Notes receivable – franchisees and related party notes receivable decreased $96,900 at March 31, 2001.

Financing Activities

Long-term debt decreased $76,800 to $278,000 at March 31, 2001 due to principal payments made by the Company.

Results of Operations

Nine Months Ended March 31, 2001
As Compared to Nine Months Ended March 31, 2000

Franchise Operations

For the nine months ended March 31, 2001, the Company recognized initial franchise fees of $5,000 from one domestic license agreement, an 85.4% decrease in fees from the same period in 2000.

The Company recognized $273,100 of royalty income during the nine months ended March 31, 2001, a $42,500 (13.5%) decrease from royalty income of $315,600 recognized for the comparable period in 2000.

Interest income increased $16,900 (59.3%) to $45,400 for the nine months ended March 31, 2001 as compared to $28,500 for the nine months ended March 31, 2000.  This increase is due to an increase in interest bearing notes receivable outstanding during nine months ended March 31, 2001.

Rebate income increased $300 (0.3%) to $91,100 during the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000. Other income decreased $3,900 (2.8%) to $136,200 for the nine months ended March 31, 2001.

The Company recognized $5,600 of forgiveness of debt income for the nine months ended March 31, 2000 due to the write-off of previously accrued accounts payable.  There were no such write-offs during the nine months ended March 31, 2001.

General and administrative expenses decreased $54,200 (9.1%) to $542,200 during the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000. This decrease is due primarily to an overall reduction in administrative and management staff expenses.

Interest expense increased $4,800 (21.4%) to $27,200 for the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000 due to a change in interest payments on the Company's long-term debt.

Company-owned Restaurant Operations

There were no Company-owned restaurant operations during the nine months ended March 31, 2001 and 2000.

Three Months Ended March 31, 2001
As Compared to Three Months Ended March 31, 2000

Franchise Operations

For the three months ended March 31, 2001, the Company recognized no initial franchise fees as compared to $14,800 of income recognized during the same period in 2000, a 100.0% decrease in fees from the same period in 2000.

The Company recognized $88,000 of royalty income during the three months ended March 31, 2000, a $51,400 (36.9%) decrease from royalty income of $139,400 recognized for the comparable period in 2000. The decrease was due to an overall decline in system–wide sales.

Interest income increased $1,200 (11.8%) to $11,400 for the three months ended March 31, 2001 as compared to $10,200 for the three months ended March 31, 2000.  This increase is due to an increase in collections on note receivable during the current quarter.

Rebate income decreased $5,400 (23.7%) to $17,400 during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease is primarily related to fluctuations in rebate payments.

General and administrative expenses increased $19,100 (11.9%) to $180,100 during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase is due primarily to an increase in legal and professional fees.

Interest expense increased $2,000 (28.2%) to $9,100 for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 due to a change in interest payments on the Company's long-term debt.

Company-owned Restaurant Operations

There were no Company-owned restaurant operations during the three months ended March 31, 2001 and 2000.

President's Comments

Overall the Company has shown positive results. Numero Uno has obtained the rights for the Red River Roadhouse Grill-concept, and we are in the process of planning and building our prototype in Southern California.

An arbitration case that was pending has been completed, and we expect a ruling by end of June. Management feels that we will prevail. At the same time Numero Uno can put its Chapter 11 plan together and submit to the bankruptcy court. We expect this plan to be done in the near future and we are very optimistic that by the end of the fourth quarter, the Company should be ready to come out Chapter 11, and go forward.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – None

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings – None

Item 2.  Changes in Securities and Use of Proceeds – None

Item 3.  Defaults Upon Senior Securities – None

Item 4.  Submission of Matters to a Vote of Security Holders – None

Item 5.  Other Information – None

Item 6.  Exhibits and Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on May 10, 2001.

N. U. PIZZA HOLDING CORPORATION

By: /s/ Daniel A. Rouse
Daniel A. Rouse
President

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Daniel A. Rouse	Dated: 5/10/01
Daniel A. Rouse
Chairman of the Board, President,
Treasurer, Secretary and Director

/s/Allen Chung	Dated: 5/10/01
Allen Chung
Director